Form 10-K405
period 1996-06-30
HARRINGTON FINANCIAL GROUP INC
filed 1996-09-30
CIK 934203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED:  JUNE 30, 1996

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----     EXCHANGE ACT OF 1934

                          Commission File No.:  0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Indiana                                  48-1050267
- ----------------------------------------       ---------------------------------
      (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)               Identification Number)

       722 Promenade, P.O. Box 968
            Richmond, Indiana                                47375
- ----------------------------------------       ---------------------------------
          (Address of Principal                           (Zip Code)
           Executive Offices)

       Registrant's telephone number, including area code:  (317) 966-9518

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $0.125 PER SHARE)
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

As of September 24, 1996, the aggregate value of the 1,031,923 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,224,815 shares held by all directors and executive officers of the Registrant as a group, was approximately $11.1 million. This figure is based on the last known trade price of $10.75 per share of the Registrant's Common Stock on September 24, 1996.


Number of shares of Common Stock outstanding as of September 24, 1996:
3,256,738

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  BUSINESS

GENERAL

    Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The Bank is a federally chartered savings bank which conducts business through three full-service offices located in Carmel and Fishers, Indiana, both suburbs of Indianapolis, and Richmond, Indiana. The Company was organized in March 1988 in connection with its acquisition of the Bank. The Bank was originally organized in 1889 as an Indiana-chartered savings association under the name "The Peoples Home and Savings Association of Richmond, Indiana." In 1936, the Bank obtained federal insurance and in 1984 adopted a federal charter and changed its name to "Peoples Federal Savings Association." In 1985, the Bank converted from mutual to stock form and, in March 1994, changed its name to "Harrington Bank, FSB."
On May 6, 1996, the Company sold 1,265,000 shares of common stock at $10.00 per share to investors in an initial public offering resulting in gross proceeds of $12,650,000 to the Company. Net proceeds to the Company after offering expenses were $11,437,000. At June 30, 1996, the Company had total consolidated assets of $418.2 million, total consolidated borrowings of $254.1 million, total consolidated deposits of $135.1 million, and total consolidated stockholders' equity of $23.1 million.

    The Company was organized in March 1988 by certain principals of Smith Breeden Associates, Inc. ("Smith Breeden") for the sole purpose of acquiring the Bank. This investor group purchased the Bank with the intention of expanding the Bank's mortgage and investment operations and improving the Bank's return on equity through the use of Smith Breeden's "option-adjusted pricing analysis." Smith Breeden presently advises the Company and the Bank with respect to, among other things, the management of its investments and borrowings, the pricing of loans and deposits, as well as the use of various financial instruments to reduce interest rate risk. Certain directors and officers of the Company and the Bank are principals or affiliates of Smith Breeden.

    The Company attempts to enhance profitability and reduce credit, interest rate and liquidity risk by: (i) investing in mortgage-backed and related securities and originating (both directly and through correspondents) loans secured primarily by single-family residences; (ii) actively managing its investment portfolio and funding sources in order to secure favorable spreads in a variety of interest rate environments; (iii) controlling interest rate risk and net portfolio volatility through the use of interest rate contracts and mortgage-backed derivative securities; (iv) seeking to access cost-efficient funding sources given prevailing market conditions, consisting primarily of deposits, reverse repurchase agreements and FHLB advances; (iv) managing its costs in order to maintain high operating efficiency; and (v) attempting to grow its retail banking operations through increased loan originations and retail deposit growth.

    Highlights of the principal elements of the Company's business strategy are as follows:

* ACTIVE PORTFOLIO MANAGEMENT. The Company actively manages its interest-earning assets and, with the assistance of Smith Breeden, utilizes "option-adjusted pricing analysis" to quantify the costs embedded in the yield of an investment, including the funding cost, the cost of the options embedded in the investment's cash flows, if any (such as a borrower's ability to prepay a mortgage), and any servicing costs. The objective of the Company's investment management process is to select assets (including loans and securities) with attractive risk-adjusted net spreads (over the Company's funding costs) and actively manage the underlying risks of these investments. The Company uses interest rate contracts and mortgage-backed derivative securities to secure favorable interest rate spreads and to maintain the overall market value of its assets and liabilities in changing interest rate environments. The Company believes that this strategy will enhance the long-term market value of the Company. Nevertheless, because the Company actively manages its portfolio, nearly all of its mortgage-backed and related securities and interest rate contracts are classified for accounting purposes as held for trading (with unrealized gains and losses included in earnings) and, as a result, the Company's earnings have and may in the future fluctuate significantly on a period-to-period basis as has been illustrated by the Company's results of operations over the past five years. The Company attempts to reduce, to the extent possible, such fluctuations through its asset and liability management strategies.

* CONTROL INTEREST RATE RISK. The Company attempts to manage its assets and liabilities in order to maintain a portfolio which produces positive returns in either an increasing or decreasing interest rate environment. The Company has sought to control interest rate risk both internally through the management of the composition of its assets and liabilities and externally through the utilization of interest rate contracts. Interest rate contracts are purchased with the intention of protecting both the net interest income of the Bank and, along with mortgage-backed derivative securities, the market value of the Bank's portfolio on a mark-to-market basis.

* CONTROL CREDIT RISK. In order to limit the Company's credit exposure and as part of its strategy to earn a positive interest rate spread, the Company maintains a substantial portion of its assets in mortgage-backed and related securities, which are primarily issued or guaranteed by U.S. Government agencies or government sponsored enterprises, and single-family residential loans. At June 30, 1996, the Company's investment in mortgage-backed and related securities amounted to $318.8 million or 97.7% of the Company's securities portfolio (both held for trading and available for sale) and 76.2% of the Company's total assets. In addition, as of such date, the Company's investment in single-family residential loans amounted to $64.9 million or 15.5% of total assets. See "- Lending" and "- Investment Activities."

* REDUCE FUNDING COSTS. The Company attempts to reduce its overall funding costs by evaluating all potential sources of funds (including retail and non-retail deposits and short and long-term borrowings) and identifying which particular source will result in an all-in cost to the Company that meets its funding benchmark. At the same time, the Company has attempted to price the deposits offered through its branch system in order to promote retail deposit growth and offer a wide array of deposit products to satisfy its customers. See "- Sources of Funds."

* INCREASE EMPHASIS ON RETAIL BANKING. An integral part of the Company's strategy is to increase the Bank's emphasis on retail products and services. The Company's primary lending emphasis is on the origination (both directly and through correspondents) of loans secured by first liens on single-family (one-to-four units) residences. Originations of such loans have increased from $10.3 million during fiscal 1994 to $18.9 million during fiscal 1995 and further increased to $41.6 million during fiscal 1996. See "- Lending Activities." In addition, the Company's retail deposits (including transaction accounts and retail certificates of deposit) have increased from $52.0 million or 48.1% of total deposits at June 30, 1994 to $106.7 million or 78.9% of total deposits at June 30, 1996. See "- Sources of Funds - Deposits." The Company believes that single-family residential loan originations generally offer attractive yields, provide a source of fee income and, with respect to direct originations, allow the Company to establish a relationship with the underlying borrower which the Company can utilize to cross-sell additional products and services. In addition, the Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income and also permit the further cross-selling of additional products and services. Consequently, the Company expects to continue to focus on increasing its retail deposit base and its portfolio of single-family residential loans.

* CONTROL OPERATING EXPENSES. As a result of the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a low level of operating expenses. Accordingly, the Company's total other expenses to average total assets for the years ended June 30, 1996 and 1995 amounted to 1.13% and 1.30%, respectively. Although the Company strives to maintain a low level of operating expenses, management recognizes that as the Bank increases its emphasis on retail banking, its operating expenses will correspondingly increase.

* ASSET GROWTH AND ACQUISITIONS. The Company has and will continue to pursue a policy of utilizing its existing capital and infrastructure to grow through the purchase of mortgage-backed and related securities and the continued growth of the Bank's retail operations. The Company will also consider acquisition opportunities when it perceives that they are advantageous to the Company and its stockholders. There are currently no plans, arrangements, understandings or agreements regarding any such acquisition opportunities. The Company is deploying the net proceeds of its recent initial public offering of common stock by purchasing mortgage-backed and related securities funded primarily through reverse repurchase agreements and plans to redeploy a portion of such capital into single-family residential loans or other retail expansion opportunities as market conditions permit.

    The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the FDIC, which administers the SAIF, which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional banks which comprise the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. See "- Supervision and Regulation."

INVESTMENT ADVISOR

    Smith Breeden is a money management and consulting firm involved in (i) money management for separate accounts such as corporate, state and municipal pensions, endowments and mutual funds, (ii) financial institution consulting and investment advice, and (iii) equity investments. Smith Breeden specializes in mortgage-backed and related securities, interest rate risk management, and the application of option pricing to loans and investments. Smith Breeden currently advises, or manages on a discretionary basis, assets totaling in excess of $20 billion. The firm has acted as a consultant to banks, thrifts and governmental agencies charged with the regulation of financial institutions and the resolution of troubled thrifts.

    Smith Breeden was co-founded in 1982 by Douglas T. Breeden. Dr. Breeden is a former professor at Stanford University, where he obtained his Ph.D. in Finance. Dr. Breeden currently serves on the faculty at Duke University's Fuqua School of Business and previously served on the faculty at the Massachusetts Institute of Technology and the University of Chicago.

    Since 1988, Smith Breeden and certain of its principals have been involved in making equity investments in financial institutions in tandem with the application of modern investment and interest rate risk management techniques. Certain of the principals of Smith Breeden, including Dr. Breeden, the current Chairman of the Board of the Company, and Craig J. Cerny, the current President of the Company, are investors in Harrington West Financial Group, Inc. ("HWFG"), a newly formed savings and loan holding company which recently acquired Los Padres Savings Bank, F.S.B., a federally chartered savings bank headquartered in Solvang, California. Certain principals of Smith Breeden have also made minority investments in other banks and thrift institutions.

    Smith Breeden is based in Overland Park, Kansas, and employs over 60 people in its main office and its offices in Chapel Hill, North Carolina, Dallas, Texas and Boulder, Colorado.

LENDING ACTIVITIES

    GENERAL. At June 30, 1996, the Bank's net loan portfolio totaled $65.9 million, representing approximately 15.8% of the Company's $418.2 million of total assets at that date. In addition to utilizing "option-adjusted pricing analysis" in order to manage the Company's investment portfolio, the Company also uses such analysis to price its loan originations and ascertain the net spread expected to be earned with respect to the Bank's loan portfolio. The Bank's primary focus with respect to its lending operations has historically been the direct origination and servicing of single-family residential mortgage loans. The Bank has built an efficient mortgage operation which has produced record loan volumes each year since fiscal 1993. Since fiscal 1995, the Bank has also been active in originating whole residential mortgage loans through correspondents which meet its pricing and credit quality objectives. To a much lesser extent, the Bank originates commercial real estate loans and consumer loans. Substantially all of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

    The risks associated with mortgage lending are well-defined and controllable. Credit risk is controlled through the adherence, with few exceptions, to secondary market underwriting guidelines. A strong internal loan review program monitors compliance with the Bank's underwriting standards, which is reflected by the low level of non-performing assets. See - "Asset Quality - Non-Performing Assets." Market risk is controlled by a disciplined approach to pricing and by regular monitoring and hedging of the institution's overall sensitivity to interest rate changes.

    As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Company estimates that at June 30, 1996, approximately 94% of the loans in the Bank's portfolio are secured by properties located or made to customers residing in its primary market area, which consists of Wayne and Hamilton counties in eastern and central Indiana and contiguous counties.

    Although the Bank has historically originated loans with lesser dollar balances than are permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1996, the Bank's regulatory limit on loans-to-one borrower was $4.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $324,000, $346,000, $348,000, $399,000 and $585,000. All five of the Bank's largest loans or groups of loans are secured primarily by single-family residential real estate located in its primary market area were performing in accordance with their terms at June 30, 1996.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                     JUNE 30,
                                               -----------------------------------------------------------------------------------
                                                        1996                          1995                          1994
                                               -----------------------       -----------------------       -----------------------
                                                Amount         Percent        Amount         Percent        Amount         Percent
                                              --------       --------       --------       --------       --------       --------
                                                                              (Dollars in Thousands)
Single-family residential(1)                   $64,899          97.80%       $35,998          96.10%       $20,525          96.60%
Commercial real estate(2)                          441            0.7            711            1.9            349            1.6
                                               -------         ------        -------         ------        -------         ------
    Total real estate loans                     65,340           98.5         36,709             98         20,874           98.2
Consumer loans:
  Deposit secured                                  267            0.4            255            0.7            150            0.7
  Home improvement/equity                          732            1.1            498            1.3            210            1.0
  Other                                             --             --             --             --             17            0.1
                                               -------         ------        -------         ------        -------         ------
    Total consumer loans                           999            1.5            753            2.0            377            1.8
                                               -------         ------        -------         ------        -------         ------
       Total loans                              66,339         100.00%        37,462         100.00%        21,251         100.00%
                                                               -------                       ------                        ------
                                                               -------                       ------                        ------
Less:
  Unamortized push-down
    accounting adjustment(3)                      (182)                         (350)                         (419)
  Unamortized discount on loans                     (7)                          (13)                          (19)
  Undisbursed funds(4)                            (420)                          (43)                           (8)
  Deferred loan origination
    (fees) costs                                  (315)                          (75)                          (17)
  Allowance for loan losses                       (120)                         (121)                         (106)
                                               -------                       -------                       -------
    Net loans                                  (65,925)                      (37,010)                      (20,682)
                                               -------                       -------                       -------
                                               -------                       -------                       -------
                                                                     JUNE 30,
                                               -----------------------------------------------------
                                                         1993                          1992
                                                ----------------------       -----------------------
                                                Amount        Percent         Amount        Percent
                                                -------       -------        -------        -------
                                                                             (Dollars in Thousands)
Single-family residential(1)                    $16,696        96.00%        $21,701         96.80%
Commercial real estate(2)                           456         2.6              484          2.2
                                                -------       ------         -------        ------
    Total real estate loans                      17,152        98.6           22,185         99
Consumer loans:
  Deposit secured                                    88         0.5              120          0.5
  Home improvement/equity                           160         0.9               91          0.4
  Other                                               3           --              20          0.1
                                                -------       ------         -------        ------
    Total consumer loans                            251         1.4              231          1.0
                                                -------       ------         -------        ------
       Total loans                               17,403       100.00%         22,416        100.00%
                                                -------       ------         -------        ------
                                                -------       ------         -------        ------
Less:
  Unamortized push-down
    accounting adjustment(3)                      (592)                         (865)
  Unamortized discount on loans                    (21)                          (33)
  Undisbursed funds(4)                              (7)                           (1)
  Deferred loan origination
    (fees) costs                                    (7)                          (11)
                                                ------                       -------
  Allowance for loan losses                       (156)                          (99)
                                                ------                       -------
    Net loans                                  (16,620)                      (21,409)
                                                ------                       -------
                                                ------                       -------

- --------------------------------

(1) Includes single-family residential construction loans. At June 30, 1996, the Bank's single-family residential loan portfolio included $586,000 of single-family residential construction loans.

(2) Includes $291,000, $321,000, $349,000, $456,000, $484,000 and $511,000 of
    mortgage revenue bonds secured by commercial real estate at each of the respective dates.

(3) Reflects the balance of the fair value adjustments made on the loan portfolio as a result of the completion in September 1988 of the Company's acquisition of the Bank, which acquisition was accounted for under the purchase method of accounting.

(4) Includes undisbursed funds relating to single-family residential construction loans.

    CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at June 30, 1996 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items.





                                            Due After    Due After
                              Due in One   One to Five  Five or More
                             Year or Less     Years         Years       Total
                             ------------  -----------  ------------    -----
                                                 (In Thousands)


    Single-family residential $   611       $   469       $ 63,819    $ 64,899
    Commercial real estate        125            26            290         441
    Consumer                      348           214            437         999
                              -------       -------       --------    --------
       Total                  $ 1,084       $   709       $ 64,546    $ 66,339
                              -------       -------       --------    --------
                              -------       -------       --------    --------



     The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1996, which have fixed interest rates or which have floating or adjustable interest rates.


                                                  Floating or
                               Fixed Rates      Adjustable-Rates      Total
                               -----------      ----------------      -----
                                                 (In Thousands)

    Single-family residential   $47,961             $16,327         $64,288
    Commercial real estate          290                  26             316
    Consumer                        613                  38             651
                                -------             -------         -------
       Total                    $48,864             $16,391         $65,255
                                -------             -------         -------
                                -------             -------         -------


     ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Bank are subject to the written, non-discriminatory underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Loan originations are obtained by a variety of sources, including referrals from real estate brokers, builders, existing customers, walk-in customers, loan officers and advertising. In its marketing, the Bank emphasizes its community ties, customized personal service, competitive rates, and an efficient underwriting and approval process. Loan applications are taken by lending personnel, and the loan department supervises the obtainment of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by the Bank's Board of Directors. The Bank requires title, hazard and, to the extent applicable, flood insurance on all security property.

     Mortgage loan applications are initially processed by loan officers who have approval authority up to designated limits. All loans in excess of an individual's designated limits are referred to the Bank's Loan Committee, which has approval authority for all loans up to $1.0 million. Any loans exceeding $1.0 million (of which, at June 30, 1996, there were none) must be approved by the Board of Directors of the Bank. In addition, the Board of Directors of the Bank ratifies all loans originated and purchased by the Bank.

     The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. From fiscal 1991 to fiscal 1993, the Bank sold substantially all of its fixed-rate single-family residential loans to FNMA in the secondary market as a means of generating fee income as well as providing additional funds for lending, investing and other purposes. Sales of loans were generally under terms which did not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. With respect to such loan sales, the Company generally retained responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sold, and received a fee for performing these services. At June 30, 1996, the Company was servicing $5.6 million of loans for others.

     During fiscal 1994, the Bank determined to increase its portfolio of single-family residential loans and terminated its loan sale program while at the same time emphasizing increased originations of such loans. In addition, during fiscal 1995, the Bank began originating single-family residential loans through a correspondent mortgage banking company headquartered in Indianapolis, Indiana. The Bank plans to expand further its single-family residential loan portfolio through the use of additional correspondent mortgage banking companies in the future.

     The Bank requires that all loans originated through correspondents be underwritten in accordance with its underwriting guidelines and standards. The Bank reviews the loans, particularly scrutinizing the borrower's ability to repay the obligation, the appraisal and the loan-to-value ratio. Such loans are generally obtained with servicing released.

     The following table sets forth the loan origination and sale activity of the Company during the periods indicated.


                                              Year Ended June 30,
                                 -----------------------------------------
                                   1996               1995          1994
                                 --------          ----------     --------
                                            (Dollars in Thousands)

   Direct loan originations:
     Single-family residential   $18,895            $ 9,082        $10,295
     Commercial real estate           --              1,387             --
     Consumer                      1,246              1,255            580
                                 -------            -------        -------
        Total loans originated
         directly                 20,141             11,724         10,875
   Originations by
     correspondents(1)            22,721              9,830             --
                                 -------            -------        -------
        Total loans originated    42,862             21,554         10,875
   Sales and loan principal
     reductions:
     Loans sold(1)                    --                 --            (91)
     Loan principal reductions   (13,985)            (5,343)        (6,936)
                                 -------            -------        -------
        Total loans sold and
         principal reductions    (13,985)            (5,343)        (7,027)
                                 -------            -------        -------
   Net increase (decrease) in
     loan portfolio              $28,877            $16,211        $ 3,848
                                 -------            -------        -------
                                 -------            -------        -------
- -------------------

(1)  Consisted solely of single-family residential loans.

     SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1996, $64.9 million or 97.8% of the Bank's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

     The Bank offers fixed-rate single family residential loans with terms of 10 to 30 years. Such loans are amortized on a monthly basis with principal and interest due each month. Generally, the value of fixed-rate loans fluctuates inversely with changes in interest rates. Consequently, if left unhedged, long-term fixed-rate single-family residential loans would increase the Bank's interest rate risk. However, the Bank believes that its sophisticated asset and liability management techniques provide the Bank with a competitive advantage and allow for the Bank to continue to offer fixed-rate residential mortgage loans over a variety of interest rate scenarios.

     Since the early 1980s, the Bank has also been offering adjustable-rate single-family residential mortgage loans. Such loans generally have up to 30-year terms and an interest rate which adjusts after one, three or five years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 24.6% of the single-family residential loans in the Bank's loan portfolio at June 30, 1996 had adjustable interest rates.

     Adjustable-rate mortgage loans decrease but do not eliminate the risks associated with changes in interest rates. Because periodic and lifetime caps limit the interest rate adjustments, the value of adjustable-rate mortgage loans also fluctuates inversely with changes in interest rates. In addition as interest rates increase, the required payments by the borrower increase, thus increasing the potential for default.

     The demand for adjustable-rate loans in the Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Bank is permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the loan-to-value ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Bank is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Bank will generally lend up to 95% of the appraised value of the property securing a single-family residential loan. However, the Bank generally obtains private mortgage insurance on the principal amount that exceeds 80% of appraised value of the security property.

     Although the Bank does not emphasize the origination of residential construction loans, in recent years the Bank has occasionally originated loans in its primary market area to construct single-family residences. At June 30, 1996, the Bank had five construction loans amounting to $586,000 in the aggregate or 0.9% of the Bank's total loan portfolio.

     COMMERCIAL REAL ESTATE LOANS. At June 30, 1996, $441,000 or 0.7% of the Bank's total loan portfolio consisted of loans secured by commercial real estate. At June 30, 1996, the Bank's commercial real estate loan portfolio included four loans (which include mortgage revenue bonds) secured by commercial buildings and vacant land, all of which are located within the Company's primary market area. The Company's largest commercial real estate loan at June 30, 1996 was a $196,000 loan secured by a commercial building located in Richmond, Indiana.

     Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. The Bank attempts to minimize its risk exposure by limiting the extent of its commercial lending generally. In addition, the Bank imposes stringent loan-to-value ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral. The Bank intends to continue to originate small commercial real estate loans on a case-by-case basis that comply with its strict underwriting standards.

     CONSUMER LOANS. The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally have higher interest spreads than mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, home improvement loans and deposit account secured loans. At June 30, 1996, $999,000 or 1.5% of the Bank's total loan portfolio consisted of consumer loans.

     Home equity loans and lines of credit are originated by the Bank for up to 80% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home improvement loans in amounts up to 95% of the appraised value (provided the borrower has or maintains private mortgage insurance on the principal balance that exceeds 80% of the appraised value), less the amount of any existing prior liens on the property. Home equity loans and home improvement loans have a maximum term of twenty years and carry fixed interest rates. Home equity lines of credit have a maximum repayment term of 10 years, a five-year term with respect to draws, and carry interest rates which adjust monthly in accordance with a designated prime rate. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. At June 30, 1996, home equity loans and lines of credit and home improvement loans totalled $732,000 or 1.1% of the Bank's total consumer loan portfolio.

     The Bank currently offers loans secured by deposit accounts, which amounted to $267,000 or 0.4% of the Bank's total consumer loan portfolio at June 30, 1996. Such loans are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. The Bank believes that the generally higher yields earned on consumer loans compensate for the increased credit risk associated with such loans, and the Company intends to continue to offer consumer loans in order to provide a full range of services to its customers.

ASSET QUALITY

     LOAN DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the fifteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

     NON-PERFORMING ASSETS. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank provides an allowance for the loss of uncollected interest on all non-accrual loans. Impaired loans covered under SFAS No. 114 and No. 118 are defined by the Company to consist of non-accrual commercial loans which have not been collectively evaluated for impairment. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

     Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of transfer. A loan charge-off is recorded for any writedown in the loan's carrying value to fair value at the date of transfer. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

     The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank did not have any troubled debt restructuring at any of the periods presented.

                                                                                      June 30,
                                           ----------------------------------------------------------------------------------------
                                             1996                  1995                 1994                1993             1992
                                           --------              --------             --------            --------         --------
                                                                               (Dollars in Thousands)
  Non-accruing loans:
     Single-family residential              $  261                $  350               $  559               $449             $488
     Commercial real estate                     --                    --                   --                 50               50
     Consumer                                   --                    --                   --                 --               10
                                           -------                ------               ------             ------           ------
       Total non-accruing loans                261                   350                  559                499              548
  Accruing loans greater than
     90 days delinquent                         --                    --                   --                 --               --
                                           -------                ------               ------             ------           ------
       Total non-performing loans              261                   350                  559                499              548
  Real estate owned                             --                    --                   --                 26               --
  Other non-performing assets(1)             1,088                 1,415                2,282                 --               --
                                           -------                ------               ------             ------           ------
     Total non-performing assets           $ 1,349                $1,765               $2,841               $525             $548
                                           -------                ------               ------             ------           ------
                                           -------                ------               ------             ------           ------
     Total non-performing loans
       as a percentage of total
       loans                                  0.40%                 0.95%                2.70%              3.00%            2.56%
                                           -------                ------               ------             ------           ------
                                           -------                ------               ------             ------           ------
     Total non-performing assets
       as a percentage of total
       assets                                 0.32%                 0.59%                1.34%              0.24%            0.24%
                                           -------                ------               ------             ------           ------
                                           -------                ------               ------             ------           ------

- -------------------------

(1) Consists of a non-agency participation certificate.  See "- Classified
    Assets."

    The interest income that would have been recorded during the years ended June 30, 1996, 1995, 1994 and 1993 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $6,000, $13,000, $26,000 and $46,000, respectively.

    CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

    The Bank's classified assets at June 30, 1996 consisted of $1.4 million of assets classified as substandard (including $286,000 of loans and $1.1 million of securities) and no loans classified as doubtful. In addition, at June 30, 1996, $971,000 of the Bank's loans were designated special mention.

    The $1.1 million of securities classified as substandard at June 30, 1996 relates to a single non-agency participation certificate which was purchased by the Bank during fiscal 1991. The security was issued by a savings institution located in Huntington Beach, California and the underlying mortgages consist of six-month adjustable-rate notes (priced off of LIBOR) which are secured by single-family properties located in southern California. As of June 30, 1996, approximately 36.9% of the underlying mortgages were at least 30 days past due and/or in foreclosure or already foreclosed upon by the servicer. The security was structured into both senior and subordinate classes and the Bank owns only senior classes. As of June 30, 1996, the pool had cumulative realized losses of $17.9 million which were initially absorbed by certain credit supports and subsequently absorbed by subordinate certificate holders. Currently, senior certificate holders (such as the Bank) are having to absorb some of the losses. The credit supports, which totalled $11.0 million at the date of issuance, had been depleted as of June 30, 1996. The security is currently held in the Bank's available for sale portfolio and its $1.1 million carrying value at June 30, 1996 reflects $53,000 of net unrealized losses as of such date as well as $414,000 and $253,000 of write-downs with respect to such security which were recognized by the Bank during fiscal 1995 and 1994, respectively.

    ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses on loans based upon the estimated net realizable value of the underlying collateral, general economic conditions, particularly as they relate to the Bank's market area, historical loss experience, and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

    Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy

Statement"). The Policy Statement, which effectively supersedes the proposed guidance issued in September 1992, includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and
(ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

    The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.


                                                                                      June 30,
                                           --------------------------------------------------------------------------------------
                                             1996                  1995                 1994               1993            1992
                                           --------              --------             --------           --------        --------
                                                                               (Dollars in Thousands)
  Total loans outstanding, net             $65,925              $37,010                $20,682           $16,620          $21,409
                                            ------               ------                -------            ------           ------
                                            ------               ------                -------            ------           ------
  Average loans outstanding, net           $52,399              $25,467                $19,369           $19,437          $24,267
                                            ------               ------                -------            ------           ------
                                            ------               ------                -------            ------           ------
  Balance at beginning of period           $   121              $   106                $   156           $    99          $    90
  Charge-offs:
     Single-family residential                  --                   --                      2                --               --
     Commercial real estate(1)                  --                   --                     45                --               --
     Consumer                                   --                   --                     --                10               --
                                            ------               ------                -------            ------           ------
     Total charge-offs                          --                   --                     47                10               --
  Recoveries:
     Consumer                                   --                   --                     --                 1               --
                                            ------               ------                -------            ------           ------
     Total recoveries                           --                   --                     --                 1               --
  Net charge-offs                               --                   --                     47                 9               --
  Provision (recovery) for loan losses         (1)                   15                    (3)                66                9
                                            ------               ------                -------            ------           ------
  Balance at end of period                 $   120              $   121                $   106           $   156          $    99
                                            ------               ------                -------            ------           ------
                                            ------               ------                -------            ------           ------
  Allowance for loan losses as a
     percent of total loans
     outstanding                               0.2%                  0.3%                 0.5%               0.9%             0.5%
                                               ---                   ---                  ---                ---              ---
                                               ---                   ---                  ---                ---              ---
  Ratio of net charge-offs to
     average loans outstanding                  --%                  ---%                 0.2%               ---%             ---%
                                               ---                   ---                  ---                ---              ---
                                               ---                   ---                  ---                ---              ---
- -----------------------------

(1) The $45,000 charge-off during fiscal 1994 related to a mortgage revenue bond secured by commercial real estate.

    The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan categories at the dates indicated.


                                                                           June 30,
                                  ----------------------------------------------------------------------------------------------
                                         1996                                1995                              1994
                                  ---------------------------  --------------------------------  -------------------------------
                                                  Percent of                      Percent of                        Percent of
                                                Loans in Each                    Loans in Each                     Loans in Each
                                                 Category to                      Category to                       Category to
                                   Amount        Total Loans       Amount         Total Loans        Amount         Total Loans
                                  -------      --------------  --------------    --------------  ---------------  --------------
                                                                    (Dollars in Thousands)
Single-family residential loans     $ 95             97.80%        $ 96                96.10%         $ 91              96.60%
Commercial real estate loans(1)       10              0.7            10                 1.9             --               1.6
Consumer loans                        15              1.5            15                  2              15               1.8
                                     ---            -----           ---               -----            ---             -----
Total                               $120            100.0%         $121               100.0%          $106             100.0%
                                     ---            -----           ---               -----            ---             -----
                                     ---            -----           ---               -----            ---             -----
                                                                    June 30,
                                             -----------------------------------------------------------
                                                         1993                           1992
                                             ---------------------------    ----------------------------
                                                           Percent of                      Percent of
                                                           Loans in Each                  Loans in Each
                                                            Category to                   Category to
                                             Amount        Total Loans      Amount          Total Loans
                                             ----------   --------------    ----------   ---------------
                                                                  (Dollars in Thousands)
Single-family residential loans               $ 96           96.0%             $32             96.8%
Commercial real estate loans(1)                 45            2.6               40              2.2
Consumer loans                                  15            1.4               27              1.0
                                              ----          ------             ---            ------
   Total                                      $156          100.0%             $99            100.0%
                                              ----          ------             ---            ------
                                              ----          ------             ---            ------


- ------------------
(1) Includes mortgage revenue bonds.

INVESTMENT ACTIVITIES

    GENERAL. The Company's securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Bank's Board of Directors on an annual basis. The management of the securities portfolio is set in accordance with strategies developed by the Bank's Investment Committee. In addition, the Bank has entered into an agreement with Smith Breeden whereby Smith Breeden has been appointed as investment advisor with respect to the management of the Bank's securities portfolio. With the assistance of Smith Breeden, the Bank's Chief Executive Officer (who is also a principal of Smith Breeden), Chief Investment Officer, and Investment Officer (who is also a principal of Smith Breeden) execute various transactions with respect to the portfolio and are responsible for informing the Investment Committee of the types of investments available, the status and performance of the portfolio and current market conditions. The investment officers are authorized to: purchase or sell any securities as well as commitments to hedge eligible investments; purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the Investment Committee; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any one investment officer has the authority to purchase or sell securities up to $5.0 million in any one transaction and acting together, two members of the Investment Committee have authority to purchase or sell securities up to $10.0 million in any one transaction. For purchases or sales greater than $10.0 million, the prior approval of a majority of the Investment Committee is required. Investment officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, both the Investment Committee and the Board of Directors of the Bank ratify all securities purchased and sold by the Bank.

    The Company invests in a portfolio of mortgage-backed securities, mortgage-backed derivative securities, interest rate contracts, equity securities and municipal bonds. In selecting securities for its portfolio, the Company employs option-adjusted pricing analysis with the assistance of Smith Breeden in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the funding cost, the costs of the options embedded in the investment's cash flows (such as a borrower's ability to prepay a mortgage), credit costs, if any, and servicing costs. The objective of the Company's investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.

    The Company actively manages its securities portfolio in order to enhance net interest and other income on a risk-adjusted basis. As a result, the Company continuously monitors the net risk-adjusted spreads of its investments and compares them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (E.G., as risk-adjusted spreads narrow), the Company will sell individual securities prior to their maturity and reinvest the proceeds into new investments which generally carry wider risk-adjusted spreads.

The Company's securities portfolio also contains various interest rate contracts (such as interest rate swaps, collars, caps, floors, options and futures) which are primarily utilized to hedge the Company's interest rate exposure in the trading portfolio and which require active management in order to respond to changing market conditions.

    In recognition of the Company's business strategy of actively managing its securities portfolio, during fiscal 1994, the Company reclassified substantially all of its securities as held for trading. Pursuant to SFAS No. 115, securities classified as trading securities are reported at fair value with unrealized gains and losses included in earnings, and securities classified as available for sale are similarly reported at fair value, but with unrealized gains and losses excluded from earnings and instead reported as a separate component of stockholders' equity.

    MORTGAGE-BACKED AND RELATED SECURITIES. At June 30, 1996, the Company's mortgage-backed and related securities portfolio (including $11.0 million of mortgage-backed derivative securities) amounted to $318.8 million or 97.7% of the Company's securities portfolio (both held for trading and available for sale) and 76.2% of the Company's total assets. By investing in mortgage-backed and related securities, management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

    The Company invests in mortgage-backed and related securities, including mortgage participation certificates, which are insured or guaranteed by U.S. Government agencies and government sponsored enterprises, and CMOs and real estate mortgage investment conduits ("REMICs"). Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages.

    The Company's mortgage-backed derivative securities include CMOs, which include securities issued by entities which have qualified under the Internal Revenue Code as REMICs. CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by FNMA, FHLMC or GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

    The Company's mortgage-backed derivative securities also include mortgage-backed residuals and interest-only and principal-only strips. Mortgage-backed residuals consist of certificates of particular tranches of a CMO whereby the principal repayments and prepayments with respect to the underlying pool of loans are generally not allocated to the residual until all other certificates or tranches have been fully paid and retired. Interest-only strips are a particular class of mortgage-backed derivative security which receives and pays only interest with respect to the underlying pool of loans, while principal-only strips receive and pay only principal repayments and prepayments. As a result of the foregoing, mortgage-backed derivative securities often exhibit elasticity and convexity characteristics (i.e., respond differently to changes in interest rates) which the Company can utilize to internally hedge other components of the Company's portfolio of assets against interest rate risk.

    The OTS has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as interest-only and principal-only strips) which possess average life or price volatility in excess of a benchmark fixed-rate 30-year mortgage-backed security are "high risk mortgage securities," and must be carried in the institution's trading account or as assets held for sale, and therefore marked to market on a regular basis.
At June 30, 1996, $5.9 million or 1.8% of the securities held in the Company's portfolio consisted of such "high risk mortgage securities," as defined in such policy statement. However, the Bank is in compliance with this OTS policy statement since all of such securities are held in the Company's trading account and marked to market on a regular basis in accordance with generally accepted accounting principles.

    Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk. However, unlike most fixed-income securities, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to mortgage-backed and related securities) than is the case with non-callable fixed-income securities. Furthermore, mortgage-backed derivative securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile. Nevertheless, the Company utilizes sophisticated asset and liability management techniques to hedge against both interest rate and prepayment risk.

    Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual mortgage loans (which enhances the Company's ability to actively manage its portfolio) and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1996, $229.7 million or 72.0% of the Company's mortgage-backed and related securities were pledged to secure various obligations of the Company (such as reverse repurchase agreements and interest rate swaps). In addition, as a result of the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a relatively low level of operating expenses. Furthermore, mortgage-backed derivative securities are often utilized by the Company to internally hedge its interest rate exposure and can be attractive alternatives to other hedge vehicles when their option-adjusted spreads are abnormally wide.

    The following table sets forth information relating to the amortized cost and market value of the Company's securities held for trading and securities available for sale portfolios.

                                                                                       June 30,
                                          -----------------------------------------------------------------------------------------
                                                      1996                              1995                          1994
                                          ------------------------------  -------------------------------  ------------------------
                                            Amortized        Market           Amortized         Market       Amortized    Market
                                             Cost            Value              Cost             Value        Cost          Value
                                          -----------   ---------------   -----------------  ------------  ------------  ---------
                                                                                    (In Thousands)
Securities held for trading:
  FHLMC participation certificates        $ 83,329         $ 83,384          $ 54,685        $ 55,247       $ 11,313      $ 11,239
  FNMA participation certificates           66,182           65,997            68,286          69,201         65,900        63,347
  GNMA participation certificates          153,048          154,240            90,408          91,751         46,121        45,071
  Non-agency participation
    certificates                             3,209            3,154             3,893           3,918          4,650         4,654
                                          --------         --------          --------        --------       --------      --------
    Total mortgage-backed securities       305,768          306,775           217,272         220,117        127,984       124,311
  Collateralized mortgage obligations        6,131            6,379            12,910          13,022         23,447        23,469
  Residuals                                    707              778             4,470           4,364          3,848         4,806
  Interest-only strips                       3,442            2,792             4,570           2,998         10,062         9,712
  Principal only strips                      1,028            1,010               781             803             --            --
                                          --------         --------          --------        --------       --------      --------
    Total mortgage-backed
       derivative securities                11,308           10,959            22,731          21,187         37,357        37,987
  Interest rate swaps                           --              620                --            (219)            --         3,358
  Interest rate collar                          83               (8)              155             (71)           270            58
  Interest rate caps                         3,692             3074             2,297           1,995          2,573         4,054
  Interest rate floors                       2,535             2970             1,544           3,409          1,625           751
  Options                                       54               65               266             200             --            --
  Futures                                       --             (784)               --            (134)            --            --
                                          --------         --------          --------        --------       --------      --------
    Total interest rate contracts            6,364            5,937             4,262           5,180          4,468         8,221
  Equity securities                            496              550               223             249            401           401
                                          --------         --------          --------        --------       --------      --------
    Total securities held for trading     $323,936         $324,221          $244,488        $246,733       $170,210      $170,920
                                          --------         --------          --------        --------       --------      --------
                                          --------         --------          --------        --------       --------      --------
Securities available for sale:
  Non-agency participation
    certificates                          $  1,141         $  1,088          $  1,426        $  1,415       $  2,363      $  2,282
                                          --------         --------          --------        --------       --------      --------
    Total mortgage-backed securities         1,141            1,088             1,426           1,415          2,363         2,282
  Municipal bonds                              921              962             1,017           1,126          1,064         1,145
                                          --------         --------          --------        --------       --------      --------
    Total securities available for sale   $  2,062         $  2,050          $  2,443        $  2,541       $  3,427      $  3,427
                                          --------         --------          --------        --------       --------      --------
                                          --------         --------          --------        --------       --------      --------

    The following table sets forth the market value of the Company's securities activities (both held for trading and available for sale) for the periods indicated:

                                                             At or For the Years
                                                                Ended June 30,
                                                      -----------------------------------
                                                          1996        1995       1994
                                                      ----------- ---------- ------------
                                                                (In Thousands)
Beginning balance                                       $249,273   $174,347   $186,582
  Mortgage-backed securities purchased -
    held for trading                                     385,542    497,661     54,637
  Mortgage-backed securities purchased -
    available for sale                                        --         --    107,793
  Collateralized mortgage obligations
    purchased - held for trading                              --      7,093         --
  Collateralized mortgage obligations
    purchased - available for sale                            --         --     11,001
  Mortgage-backed derivative securities
    purchased - held for trading                             495      2,741        975
  Mortgage-backed derivative securities
    purchased - available for sale                            --         --      3,440
  Interest rate contracts purchased - held
    for trading                                            4,161      1,935      1,082
  Interest rate contracts purchased -
    available for sale                                        --         --        348
  Equity securities purchased -
    held for trading                                         545        880         --
  Equity securities purchased -
    available for sale                                        --         --        401
                                                        --------   --------   --------
    Total securities purchased                           390,743    510,310    179,677

Less:
  Sale of mortgage-backed securities -
    held for trading                                     272,108    394,967     56,602
  Sale of mortgage-backed securities -
    available for sale                                        --         --     81,675
  Sale of collateralized mortgage
    obligations - held for trading                         7,798     17,321         --
  Sale of collateralized mortgage
    obligations - available for sale                          --         --     17,022
  Sale of mortgage-backed derivative
    securities - held for trading                          3,642      6,933        284
  Sale of mortgage-backed derivative
    securities - available for sale                           --         --        619
  Sale of interest rate contracts -
    held for trading                                       1,973     (1,450)        --
  Sale of interest rate contracts -
    available for sale                                        --         --       (887)
  Sale of equity securities -
    held for trading                                         314      1,081         --
  Sale of equity securities -
    available for sale                                        --         --        219
                                                        --------   --------   --------
    Total securities sold                                285,835    418,852    155,534
Less proceeds from maturities of
  securities                                              25,966     16,371     31,945
Realized gain (loss) on sale of
  securities held for trading                              1,834         66     (2,169)
Realized gain on sale of
  securities available for sale                               --         --        392
Unrealized gain (loss) on securities
  held for trading                                        (1,960)     1,535        710
Change in net unrealized gain (loss) on
  securities available for sale                               69         97       (470)
Amortization of premium                                   (1,887)    (1,445)    (2,286)
Permanent impairment of securities
  available for sale                                          --       (414)      (610)
                                                        --------   --------   --------
Ending balance                                          $326,271   $249,273   $174,347
                                                        --------   --------   --------
                                                        --------   --------   --------

    At June 30, 1996, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At June 30, 1996, of the $318.8 million of mortgage-backed and related securities held by the Company, an aggregate of $154.9 million were secured by fixed-rate mortgage loans and an aggregate of $163.9 million were secured by adjustable-rate mortgage loans.

    OTHER SECURITIES. Other securities owned by the Company at June 30, 1996 include various interest rate contracts, including interest rate swaps, collars, caps, floors, options and futures, equity securities and municipal bonds. At June 30, 1996, the carrying value of the Company's interest rate contracts, equity securities and municipal bonds amounted to $5.9 million, $550,000 and $962,000 million, respectively. The municipal bonds held by the Company at June 30, 1996 were scheduled to mature between one and five years. See Note 2 to the Notes to Consolidated Financial Statements.

SOURCES OF FUNDS

    GENERAL. The Company will consider various sources of funds to fund its investing and lending activities and evaluates the available sources of funds in order to reduce the Company's overall funding costs. Deposits, reverse repurchase agreements, advances from the FHLB of Indianapolis, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in the Company's lending and investing activities, and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which it believes to be cost effective.

    DEPOSITS. The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers' needs. The Bank's current deposit products include statement savings accounts, negotiable order of withdrawal ("NOW") and checking accounts, money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from seven days to 10 years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo (generally greater than $95,000) certificates, inverse variable-rate certificates and brokered certificates of deposit.

    The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of value-added products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. The Bank also utilizes the services of deposit brokers to attract non-retail certificates of deposit. Management estimates that as of June 30, 1996, non-retail deposit accounts totalled $28.5 million or 21.1% of the Bank's total deposits. These non-retail deposits consist largely of jumbo certificates of deposit, inverse variable-rate certificates (which are obtained through brokers) and brokered deposits. The Bank's jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank. The Bank's inverse variable-rate certificates carry rates which fluctuate inversely with respect to market rates of interest. For example, if market rates of interest increase, the rates on the inverse variable-rate certificates would decrease, while if market rates of interest decrease, the rates on the inverse variable-rate certificates would increase. As a result, the Bank would generally be paying a higher rate on such certificates during a declining interest rate environment. The Bank offers inverse variable-rate certificates when they represent a lower cost source of funds.


    The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.

                                                                                  June 30,
                                          -----------------------------------------------------------------------------------------
                                                   1996                             1995                           1994
                                          --------------------------     -----------------------------     ------------------------
                                                         Percent of                       Percent of                    Percent of
                                           Amount         Deposits         Amount          Deposits          Amount      Deposits
                                          --------      ------------     ----------      -------------     ----------  ------------
                                                                            (Dollars in Thousands)
Transaction accounts:
    NOW and checking                      $  4,529            3.4%       $   3,266             2.8%        $   3,178         2.9%
    Savings accounts                        17,342           12.8           15,183            13.2            16,502        15.3
    Money market deposit
       accounts                              1,576            1.2            1,976             1.7             7,563         7.0
                                          --------         ------        ---------          ------         ---------       ------
       Total transaction
         accounts                           23,447           17.4           20,425            17.7            27,243        25.2
                                          --------         ------        ---------          ------         ---------       ------

Certificates of deposit:
    Within 1 year                           75,343           55.7           57,304            49.8            41,911        38.7
    1-2 years                               19,890           14.7           17,890            15.5            15,909        14.7
    2-3 years                                8,093            6.0            6,844             5.9             9,292         8.6
    3-4 years                                2,636            2.0            5,352             4.6             3,620         3.3
    Over 4 years                             5,734            4.2            7,497             6.5            10,325         9.5
                                          --------         ------        ---------          ------         ---------       ------
       Total certificate accounts          111,696           82.6           94,887            82.3            81,057        74.8
                                          --------         ------        ---------          ------         ---------       ------
       Total deposits                     $135,143          100.0%        $115,312           100.0%         $108,300       100.0%
                                          --------         ------        ---------          ------         ---------       ------
                                          --------         ------        ---------          ------         ---------       ------


    The following table shows the distribution of and certain other information relating to the Bank's certificates of deposit as of the dates indicated.

                                                                                  June 30,
                                          -----------------------------------------------------------------------------------------
                                                   1996                             1995                           1994
                                          --------------------------     -----------------------------     ------------------------
                                                         Percent of                       Percent of                    Percent of
                                           Amount         Deposits         Amount          Deposits          Amount      Deposits
                                          --------      ------------     ----------      -------------     ----------  ------------
                                                                            (Dollars in Thousands)
  Total retail certificates               $ 89,462           66.2%        $ 62,465            54.1%         $ 31,845        29.4%
                                          --------           ----         --------            ----          --------        ----
  Non-retail certificates:
    Jumbo certificates                       6,041            4.5            9,963             8.6            21,445        19.8
    Inverse variable-rate
       certificates                          8,423            6.2            9,993             8.7            12,065        11.1
    Non-brokered out-of-
       state deposits                        7,276            5.4           11,476            10.0            13,029        12.0
    Brokered deposits                          494            0.4              990             0.9             2,673         2.5
                                          --------           ----         --------            ----          --------        ----
      Total non-retail
        certificates(1)                     22,234           16.5           32,422            28.2            49,212        45.4
                                          --------           ----         --------            ----          --------        ----
  Total certificates of deposit           $111,696           82.7%        $ 94,887            82.3%         $ 81,057        74.8%
                                          --------           ----         --------            ----          --------        ----
                                          --------           ----         --------            ----          --------        ----

- ------------------

(1) Of the Company's $22.2 million of non-retail certificates as of June 30, 1996, $6.7 million was scheduled to mature in six months or less, $5.4 million was scheduled to mature in 7-12 months, $5.3 million was scheduled to mature in 13-36 months and $4.8 million was scheduled to mature in over 36 months.

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.



                                                                             Year Ended June 30,
                                          ------------------------------------------------------------------------------------------
                                                     1996                            1995                            1994
                                          -----------------------------  -------------------------------  --------------------------
                                           Average          Average        Average           Average         Average       Average
                                           Balance         Rate Paid       Balance          Rate Paid        Balance      Rate Paid
                                          -----------   ---------------  ------------    ---------------  ------------  ------------
                                                                            (Dollars in Thousands)
  NOW and checking
    accounts                              $  3,813            2.9%        $  3,352             2.8%          $ 2,872         2.9%
  Savings accounts                          15,922            3.9           16,068             3.5            18,271         3.3
  Money market deposit
    accounts                                 1,777            4.3            2,147             4.1             5,396         3.4
  Certificates of deposit                  103,981            6.1           99,443             5.9            69,336         5.3
                                           -------            ---         --------             ---           -------        ----
    Total deposits                        $125,493            5.7%        $121,010             5.5%          $95,875         4.7%
                                          --------            ---         --------             ---           -------        ----
                                          --------            ---         --------             ---           -------        ----

    The following table sets forth the deposit account activities of the Bank during the periods indicated.

                                          Year Ended June 30,
                                 --------------------------------------
                                   1996          1995             1994
                                 -----------  -------------  ----------
                                            (In Thousands)
  Deposits                      $213,601     $184,399         $173,083
  Withdrawals                    197,550      182,443          157,579
    Net increase before
    interest credited             16,051        1,956           15,504
  Interest credited                3,780        5,056            3,008
                                ---------    ---------        --------

    Net increase in deposits    $ 19,831     $  7,012         $ 18,512
                                ---------    ---------        --------
                                ---------    ---------        --------


  The following table shows the interest rate and maturity information for the Bank's certificates of deposit at June 30, 1996.


                                                                  Maturity Date
                             -------------------------------------------------------------------------------------------------
       Interest Rate         One Year or Less         Over 1-2 Years       Over 2-3 Years         Over 3 Years          Total
- --------------------------   -------------------    -----------------     ------------------    ------------------    --------
                                                                        (Dollars in Thousands)
     3.00% or less             $      2               $     --              $      1              $    13             $     16
     3.01 - 5.00%                 4,683                  1,050                   470                   71                6,274
     5.01 - 7.00%                65,284                 17,535                 4,836                4,114               91,769
     7.01 - 9.00%                 5,374                  1,210                 2,491                3,492               12,567
     9.01% or greater                --                     95                   295                  680                1,070
                               --------               --------              --------              -------             --------
         Total                 $ 75,343               $ 19,890              $  8,093              $ 8,370             $111,696
                               --------               --------              --------              -------             --------
                               --------               --------              --------              -------             --------


    The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at June 30, 1996.

         Certificates of deposit maturing
               in quarter ending:                                    Amount
- -------------------------------------------------------------    --------------
                                                                 (In Thousands)

  September 30, 1996                                               $10,430
  December 31, 1996                                                  2,363
  March 31, 1997                                                     1,325
  After March 31, 1997                                               6,037
                                                                   -------
    Total certificates of deposit with
       balances of $100,000 or more                                $20,155
                                                                   -------
                                                                   -------

  BORROWINGS. The following table sets forth certain information regarding the borrowings of the Company at or for the dates indicated.




                                            At or For the Year Ended June 30,
                                            ---------------------------------
                                               1996         1995       1994
                                            ----------  -----------  --------
                                                (Dollars in Thousands)
  FHLB advances:
    Average balance outstanding             $ 27,586     $ 31,051   $31,000
    Maximum amount outstanding at
       any month-end during the period        31,000       31,000    31,000
    Balance outstanding at end of period      26,000       31,000    31,000
    Average interest rate during the
       period                                    5.8%         5.6%      3.4%
    Average interest rate at end of period       5.4%         6.1%      4.3%

  Securities sold under agreements to
    repurchase:
    Average balance outstanding             $148,523     $ 68,277   $66,813
    Maximum amount outstanding at
       any month-end during the period       219,067      130,217    78,545
    Balance outstanding at end of period     219,067      130,217    54,651
    Average interest rate during the
       period                                    5.6%         5.4%      3.2%
    Average interest rate at end of period       5.2%         6.0%      4.1%

  The Company obtains both fixed-rate and variable-rate long-term and short-term advances from the FHLB of Indianapolis upon the security of certain of its residential first mortgage loans and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB of Indianapolis advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities or lending activities and have been collateralized with a pledge of loans, securities in the Company's portfolio or any mortgage-backed or related securities purchased.

  Advances from the FHLB of Indianapolis are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently has two variable-rate advances from the FHLB of Indianapolis which mature in 1997. At June 30, 1996, the Company had total FHLB of Indianapolis advances of $26.0 million at a weighted average interest rate of 5.4%.

  The Company also obtains funds from the sales of securities to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Company will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security (i.e., "dollar rolls") on a specified later date (generally not more than 90 days) at a price less than the original sales price. The difference in the sale price and purchase price is the cost of the use of the proceeds. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Company has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Company's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Company. Reverse repurchase agreements represent a competitive cost funding source for the Company. Nevertheless, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, the Company only deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Consolidated Financial Statements.

  In April 1993, the Company entered into a $10.0 million loan facility with an unrelated financial institution. This facility, as amended in 1995, includes a $9.2 million term loan (the "Refinancing Loan") and a non-revolving line of credit of $800,000. Proceeds from the Refinancing Loan were utilized to repay the unpaid balance of a $10.0 million loan that the Company obtained in 1988 in connection with its acquisition of the Bank (which loan had a principal balance of $6.6 million as of the date of repayment), reduce the average interest rate paid on such indebtedness and increase the capitalization of the Bank. The loan facility matures in March 2000 (which can, under certain circumstances, be extended for an additional five years) and carries an interest rate of 1/2% over the prime rate published in the WALL STREET JOURNAL if the ratio of the loan balance to the Bank's capital is equal to or less than 50%; otherwise, the interest rate is 1% over the prime rate. The loan facility requires quarterly principal and interest repayments. The loan facility is secured by (i) a general pledge agreement between the parties pursuant to which the Company has pledged 100% of the outstanding stock of the Bank; (ii) a security agreement between the parties pursuant to which the Company has provided a blanket security interest in all of its assets; and (iii) the assignment of life insurance policies on Messrs. Breeden and Cerny by the Company in the aggregate amount of $1.25 million. At June 30, 1996, the total balance of the loan facility was $9.0 million. A July 1996 amendment to the loan facility recharacterized the aggregate $9.3 principal balance outstanding as a term loan and provided an additional $3.0 million non-revolving line of credit, which is intended to further increase the capital of the Bank. In addition, the amended loan agreement also removed the corporate guarantee of Smith Breeden Associates, Inc. and the personal guarantee from a stockholder of the Company.

TRUST AND FIDUCIARY SERVICES

  The Company also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through Harrington Investment Management and Trust Services ("Trust Department"), which was created in December 1994 as a separate division of the Bank. Services offered include financial services related to trusts and estates, money management, custodial services and pension and employee benefits consulting and plan administration. As of June 30, 1996, the Trust Department administered approximately 60 trust/fiduciary accounts, with aggregate assets of $13.4 million at such date. Gross fee income from the Trust Department amounted to $31,000 and $4,000 during fiscal 1996 and 1995, respectively, while the Trust Department recognized net losses with respect to its operations of $59,000 and $91,000 during the respective periods.

SUBSIDIARIES

  The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investments is utilized primarily for community development purposes. The Bank's only subsidiary, Pine Tree Mortgage Corp., is an inactive corporation formed in 1987 to originate mortgage loans in North Carolina, and has conducted no business since 1988. The Bank's investment in the subsidiary is not material to its operations or financial condition.

SUPERVISION AND REGULATION

  SET FORTH BELOW IS A BRIEF DESCRIPTION OF THOSE LAWS AND REGULATIONS WHICH, TOGETHER WITH THE DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, ARE DEEMED MATERIAL TO AN INVESTOR'S UNDERSTANDING OF THE EXTENT TO WHICH THE COMPANY AND THE BANK ARE REGULATED. THE DESCRIPTION OF THE LAWS AND REGULATIONS HEREUNDER, AS WELL AS DESCRIPTIONS OF LAWS AND REGULATIONS CONTAINED ELSEWHERE HEREIN, DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE LAWS AND REGULATIONS.

THE COMPANY

    GENERAL. The Company is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

    ACTIVITIES RESTRICTIONS. Although there are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution under applicable OTS regulations, the Company may be considered to be a multiple savings and loan holding company because principals and affiliates of Smith Breeden are deemed for regulatory purposes to control both the Company and HWFG, a recently formed savings and loan holding company which owns all of the outstanding common stock of Los Padres Savings Bank, F.S.B., Los Padres, California.

    Multiple savings and loan holding companies are subject to restrictions which do not apply to unitary savings and loan holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company. The Company does not believe that if the OTS designates it as a multiple thrift holding company, such a designation will limit its ability to conduct its normal business operations.

    In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (ii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

    LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1996, the Bank was in compliance with the above restrictions.

    RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

    Under the Bank Holding Company Act of 1956, the Federal Reserve Board is authorized to approve an application by a bank holding company to acquire control of a savings institution. In addition, a bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE BANK

    GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The last regulatory examination of the Bank by the OTS was conducted in March 1996. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

    The OTS' enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

    INSURANCE OF ACCOUNTS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

    Both the SAIF and BIF are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. Legislation has authorized $8 billion for the SAIF; however, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

    Effective January 1, 1996, deposit insurance premiums for BIF member institutions were reduced to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while deposit insurance premiums for SAIF members were maintained at their current levels (23 basis points for institutions in the lowest risk category, as discussed below.)

    Under current FDIC regulations, SAIF member institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized." These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premium for the Bank for 1996 was .23% (per annum) of insured deposits.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices or is in an unsafe or unsound condition to continue operations, or if the insured depository institution or any of its directors or trustees have violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

    REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

    Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least

8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at June 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1996, there were no such adjustments to the Bank's regulatory capital.

    In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, FNMA or FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

    Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations (including growth), termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

    LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and
savings flows of all savings institutions.   At the present time, the required
minimum liquid asset ratio is 5.0%. At June 30, 1996, the Bank's liquidity ratio was 5.5%.

    CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. In order to make distributions under these safe harbors, Tier 1 institutions such as the Bank must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

    In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." Because the Bank will be a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

    LOANS TO ONE BORROWER. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. For information about the largest borrowers from the Bank, see "- Lending Activities."

    BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

    QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Indianapolis; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by FHLMC or FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At June 30, 1996, the qualified thrift investments of the Bank were approximately 97.8% of its portfolio assets.

    ACCOUNTING REQUIREMENTS. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate generally accepted accounting principles ("GAAP") when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

    FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1996, the Company had $26.0 million of FHLB advances. See "- Sources of Funds - Borrowings."

    As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1996, the Bank had $2.6 million in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1996, the Bank was in compliance with this requirement. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

FEDERAL TAXATION

    GENERAL. The Company and Bank are subject to the generally applicable corporate tax provisions of the Code, and Bank is subject to certain additional provisions of the Code which apply to thrifts and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters material to the taxation of the Company and the Bank and is not a comprehensive discussion of the tax rules applicable to the Company and Bank.

    YEAR. The Company files a consolidated federal income tax return on the basis of a fiscal year ending on June 30. The Company's federal income tax returns for the tax years ended June 30, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

    BAD DEBT RESERVES. Savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

    Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Bank's "base year," which was its tax year ended December 31, 1987, or
(ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

    Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34.0% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35.0%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60.0% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8.0% of taxable income. As of June 30, 1996, approximately 88.4% of the assets of the Bank were "qualifying assets" as defined in the Code, and the Bank anticipates that at least 60.0% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the institution may be required to restore some portion of its bad debt reserve to taxable income in the future.

    Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6.0% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12.0% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

    At June 30, 1996, the federal income tax reserves of the Company included $3.0 million for which no federal income tax has been provided. Deferred income taxes have not been provided on such bad debt deductions since the Company does not intend to use the accumulated bad debt deductions for purposes other than to absorb loan losses. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed on such amounts at the then current corporation income tax rate.

    In August 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of the act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Code. The provision requires thrifts to recapture any reserve accumulated after 1987 but forgives taxes owed on reserves accumulated prior to 1988. Thrift institutions will be given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and will be permitted to delay the timing of this recapture for one or two years, subject to whether they meet certain residential loan test requirements. Management does not believe that this legislation will have a material adverse effect on the Company's consolidated financial position.

STATE TAXATION

    The State of Indiana imposes a franchise tax on the "adjusted gross income" of financial institutions at a fixed rate of 8.5% per annum. This franchise tax is imposed in lieu of the gross income tax, adjusted gross income tax, and supplemental net income tax otherwise imposed on certain corporate entities. "Adjusted gross income" is computed by making certain modifications to an institution's federal taxable income. Tax-exempt interest, for example, is included in the savings association's adjusted gross income and the bad debt deduction is limited to actual charge-offs for purposes of the financial institutions tax.

ITEM 2.       PROPERTIES

    The Company's principal executive office is located at 722 Promenade, Richmond, Indiana, 47375. The following table sets forth certain information with respect to the offices and other properties of the Bank at June 30, 1996.



                                                   Net Book Value
    Description/Address             Leased/Owned   of Property(1)    Deposits
 -------------------------          -------------  ---------------   ----------
                                                            (In Thousands)

Main Office                             Owned         $1,680          $80,810
722 Promenade
Richmond, Indiana

Carmel Branch(2)                       Leased(3)         112           41,900
11592 Westfield Boulevard
Carmel, Indiana

Fishers Branch(4)                       Owned            950           12,433
7150 East 116th Street
Fishers, Indiana

- ------------------------

(1)  Includes leasehold improvements.

(2)  Branch opened in May 1994.

(3) The lease expires in June 2008 and may be extended for an additional ten years provided that proper notice is timely given.

(4)  Branch opened in December 1995.

ITEM 3.        LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

     Shares of the Company's common stock are traded nationally under the symbol "HFGI" on the NASDAQ National Market System. The following table shows market price information for the Company's common stock. The prices set forth below represent the high and low prices during the period indicated:


                                                  Price Per Share
                                         ------------------------------------
                                              High                 Low
                                         ----------------   -----------------
June 30, 1996(1)                             $11.00              $10.125


(1)  The Company's common stock commenced trading on May 10, 1996.

     The Company has declared no cash dividends on its common stock. There have been no stock dividends, stock splits or reverse stock splits.

     At September 24, 1996 the Company had approximately 54 stockholders of record.

ITEM 6.        SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from page 14 of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 15 to 29 of the Registrant's 1996 Annual Report.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 30 to 61 of the Registrant's 1996 Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE.

     Not applicable.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from pages two to 9 of the Registrant's Proxy Statement dated September 25, 1996 ("Proxy Statement").

ITEM 11.       EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages 11 to 19 of the Registrant's Proxy Statement.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from pages 9 and 10 of the Registrant's Proxy Statement.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from pages 15 and 16 of the Registrant's Proxy Statement.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Document filed as part of this Report.

          (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1996 Annual Report.

     Independent Auditors' Report.

     Consolidated Balance Sheets as of June 30, 1996 and 1995.

     Consolidated Statements of Income for the Years Ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994.

     Notes to Consolidated Financial Statements.

          (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

          (3)  Report of predecessor accountant is attached as Exhibit 99.1.

          (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                     Description
- ------    ---------------------------------------------------------------------

 3.1 Amended and Restated Articles of Incorporation of Harrington Financial Group, Inc.(1)

 3.2      Amended and Restated Bylaws of Harrington Financial Group, Inc.(1)

10.1      Stock Option Plan of Harrington Financial Group, Inc.(1)(*)

10.2 Loan Agreement between Financial Research Corporation (now Harrington Financial Group, Inc.) and Mark Twain Kansas Bank, dated April 14, 1994, First Amendment and Loan Agreement between such parties and Smith Breeden Associates, Inc. and Douglas T. Breeden, dated July 21, 1995.(1)

10.2.1 Second Amendment and Loan Modification Agreement between Harrington Financial Group, Inc. and Mark Twain Kansas City Bank, dated July 26, 1996 (modifies version set forth in Exhibit 10.2)

10.3 Investment Advisory Agreement between Peoples Federal Savings Association (now Harrington Bank, FSB) and Smith Breeden Associates, Inc. dated April 1, 1992, as amended on March 1, 1995.(1)

10.4 Lease Agreement on Carmel Branch Office Facility, set forth in Assignment of Lease, between NBD Bank, N.A. and Peoples Federal Savings Association, dated November 8, 1993.(1)

10.5 Trust Services Agreement dated September 30, 1994 by and between Harrington Bank, FSB and The Midwest Trust Company.(1)

11.1      Statement of Computation of Per Share Earnings

13        1996 Annual Report to Stockholders specified portion (p. 1 and pp.
          13-61) of the Registrant's Annual Report to Stockholders for the year ended June 30, 1996.

21        Subsidiaries of the Registrant - Reference is made to Item 1.
          "Business" for the Required information

23.1      Consent of Deloitte & Touche LLP

23.2      Consent of Geo. S. Olive & Co. LLC

27        Financial Data Schedule

99.1      Report of Geo. S. Olive & Co. LLC

- ----------------------
(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1556) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 20, 1996, as amended.

(*)  Management contract or compensatory plan or arrangement.

          (3)(b)  Reports filed on Form 8-K.

     None.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HARRINGTON FINANCIAL GROUP, INC.


                                             By:  /s/ Craig J. Cerny
                                                  ------------------------------
                                                  Craig J. Cerny
                                                  President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Craig J. Cerny
- ----------------------------------------                    September 30, 1996
Craig J. Cerny
President (Principal Executive Officer)




/s/ Catherine A. Habschmidt
- ----------------------------------------                    September 30, 1996
Catherine A. Habschmidt
Chief Financial Officer and Treasurer
(Principal Accounting Officer)



/s/ William F. Quinn, Jr.
- ----------------------------------------                    September 30, 1996
William F. Quinn, Jr.
Executive Vice President and Director



/s/ Douglas T. Breeden
- ----------------------------------------                    September 30, 1996
Douglas T. Breeden
Chairman of the Board

/s/ Gerald J. Madigan
- ----------------------------------------                    September 30, 1996
Gerald J. Madigan
Director



/s/ Michael J. Giarla
- ----------------------------------------                    September 30, 1996
Michael J. Giarla
Director



/s/ Stephen A. Eason
- ----------------------------------------                    September 30, 1996
Stephen A. Eason
Director



/s/ Lawrence E. Golaszewski
- ----------------------------------------                    September 30, 1996
Lawrence E. Golaszewski
Director



/s/ David F. Harper
- ----------------------------------------                    September 30, 1996
David F. Harper
Director



/s/ Stanley J. Kon
- ----------------------------------------                    September 30, 1996
Stanley J. Kon
Director





/s/ John J. McConnell
- ----------------------------------------                    September 30, 1996
John J. McConnell
Director