Form 10-Q
period 1996-09-30
HARRINGTON FINANCIAL GROUP INC
filed 1996-11-12
CIK 934203

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                            Commission File Number 0-27940

                          HARRINGTON FINANCIAL GROUP, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Indiana                                     48-1050267
-------------------------------                  -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification Number)

            722 Promenade
          Richmond, Indiana                             47374
--------------------------------------                ----------
(Address of principal executive office)               (Zip Code)

                                   (317) 962-8531
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---  ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 1996, there were issued and outstanding 3,256,738 shares of the Registrant's Common Stock, par value $.125 per share.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                  TABLE OF CONTENTS



                                                                             PAGE
                                                                             ----


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and June 30, 1996                                       1

         Consolidated Statements of Income (unaudited) for the three
         months ended September 30, 1996 and 1995.                           2

         Consolidated Statements of Cash Flows (unaudited) for the three
         months ended September 30, 1996 and 1995.                           3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               5

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   8
Item 2.  Changes in Securities                                               8
Item 3.  Defaults Upon Senior Securities                                     8
Item 4.  Submission of Matters to a Vote of Security-Holders                 8
Item 5.  Other Information                                                   8
Item 6.  Exhibits and Reports on Form 8-K                                    8

SIGNATURES


                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                (Dollars in Thousands)
                                     (Unaudited)





                                                   September 30,       June 30,
                                                       1996              1996
                                                       ----              ----



ASSETS

  Cash                                                $1,003             $1,036

  Interest-bearing deposits                           10,269             16,107
                                                    --------           --------

    Total cash and cash equivalents                   11,272             17,143

  Securities held for trading - at market value
    (amortized cost of $441,143 and $323,936)        443,313            324,221

  Securities available for sale - at market value
    (amortized cost of $1,445 and $2,062)              1,420              2,050

  Loans receivable, net                               69,287             65,925

  Interest receivable, net                             2,206              1,807

  Premises and equipment, net                          3,057              3,105

  Federal Home Loan Bank of Indianapolis stock         2,645              2,645

  Other                                                1,376              1,300
                                                    --------           --------

    Total assets                                    $534,576           $418,196
                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                          $131,248           $135,143

  Securities sold under agreements to repurchase     337,681            219,067

  Federal Home Loan Bank advances                     26,000             26,000

  Interest payable                                     1,810              1,970

  Note payable                                        10,199              8,998

  Advance payments by borrowers for taxes & insurance    555                392

  Deferred income taxes, net                             727                663

  Accrued income taxes payable                            15                115

  Deferred compensation payable                          111                119

  Accrued expenses payable and other liabilities       3,000              2,612
                                                     -------            -------

    Total liabilities                                511,346            395,079
                                                     -------            -------

  Common stock                                           407                407

  Additional paid-in-capital                          15,623             15,623

  Unrealized loss on securities available for sale       (16)                (8)

  Retained earnings                                    7,216              7,095
                                                     -------            -------

    Total stockholders' equity                        23,230             23,117
                                                     -------            -------

      Total liabilities and stockholders' equity    $534,576           $418,196
                                                    ========           ========


              See notes to unaudited consolidated financial statements.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in Thousands)
                                     (Unaudited)



                                                               Three Months Ended
                                                                  September 30,
                                                               ------------------
                                                               1996          1995
                                                               ----          ----


INTEREST INCOME

  Securities held for trading                                  $6,993        $4,677

  Securities available for sale                                    34            55

  Loans receivable                                              1,306           929

  Dividends on Federal Home Loan Bank stock                        52            50

  Deposits                                                        259           184

  Net interest expense on interest rate contracts
    maintained in the trading portfolio                           (70)         (109)
                                                               ------        ------

  Interest income                                               8,574         5,786
                                                               ------        ------

INTEREST EXPENSE

  Deposits                                                      1,840         1,709

  Federal Home Loan Bank advances                                 411           467

  Short-term borrowings                                         4,032         2,026

  Long-term borrowings                                            211           238
                                                               ------        ------

  Interest expense                                              6,494         4,440
                                                               ------        ------

NET INTEREST INCOME                                             2,080         1,346

PROVISION FOR LOAN LOSSES                                          --            (1)
                                                               ------        ------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                  2,080         1,347
                                                               ------        ------

OTHER INCOME

  Gain (loss) on sale of securities held for trading           (1,835)          714

  Unrealized gain (loss) on securities held for trading         1,885          (671)

  Other                                                            58            54
                                                               ------        ------

  Total other income                                              108            97
                                                               ------        ------

OTHER EXPENSE

  Salaries and employee benefits                                  454           323

  Premises and equipment expense                                  121           107

  FDIC insurance premiums                                          74            73

  Special SAIF assessment                                         830            --

  Marketing                                                        20            60

  Computer services                                                38            32

  Consulting fees                                                  70            57

  Other                                                           391           185
                                                               ------        ------

  Total other expenses                                          1,998           837
                                                               ------        ------

INCOME BEFORE INCOME TAX PROVISION                                190           607

INCOME TAX PROVISION                                               69           195
                                                               ------        ------

NET INCOME                                                       $121          $412
                                                               ======        ======

NET INCOME PER SHARE                                            $0.04         $0.21
                                                               ======        ======


              See notes to unaudited consolidated financial statements.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Thousands)
                                     (Unaudited)




                                                             Three Months Ended
                                                                September 30,
                                                             -------------------
                                                             1996           1995
                                                             ----           ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $121           $412

Adjustments to reconcile net income to net cash used in operating activities:

  Provision (credit) for loan losses                              --             (1)

  Depreciation                                                    55             44

  Premium and discount amortization of securities, net           420            660

  Amortization of premiums and discounts on loans                  2            (33)

  (Gain) loss on sale of securities held for trading           1,835           (714)

  Unrealized (gain) loss on securities held for trading       (1,885)           671

  Deferred income tax provision                                   64            (30)

  (Increase) decrease in interest receivable                    (399)            60

  Increase (decrease) in interest payable                       (160)           615

  Decrease in accrued income taxes                              (100)           (55)

  Purchases of securities held for trading                  (275,086)       (68,494)

  Proceeds from maturities of securities held for trading      7,838          5,531

  Proceeds from sales of securities held for trading         147,786         59,717

  (Increase) decrease in other assets                            (76)         1,449

  Increase in accrued expenses and other liabilities             543              7
                                                           ---------        -------

    Net cash used in operating activities                   (119,042)          (161)
                                                           ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of securities available for sale      622            116

  Change in loans receivable, net                             (3,364)        (9,109)

  Purchases of premises and equipment                             (7)          (172)
                                                            --------        -------

    Net cash used in investing activities                     (2,749)        (9,165)
                                                            --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase (decrease) in deposits                         (3,895)         3,671

  Increase in securities sold under agreements to repurchase 118,614         11,560

  Proceeds from stock options exercised                           --             75

  Proceeds from note payable                                   1,500            800

  Principal repayments on note payable                          (299)          (239)
                                                            --------        -------

    Net cash provided by financing activities                115,920         15,867
                                                            --------        -------

  Net increase (decrease) in cash and equivalents             (5,871)         6,541

  Cash and cash equivalents
    Beginning of period                                       17,143          5,705
                                                            --------       --------

  Cash and cash equivalents
    End of period                                            $11,272        $12,246
                                                             =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

  Cash paid for interest                                      $6,305         $5,067

  Cash paid for income taxes                                     100            250


              See notes to unaudited consolidated financial statements.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - BUSINESS OF THE COMPANY

    Harrington Financial Group, Inc. (the "Company") is a savings and loan holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and two branch locations in Hamilton County, Indiana.

Note 2 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996.

Note 3 - RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (FAS) 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS OR FOR LONG-LIVED ASSETS TO BE DISPOSED OF," effective July 1, 1996. The adoption of
    FAS 121 had no effect on the financial position or results of operations of the Company.

    The Company adopted FAS 122, "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS," effective July 1, 1996. Due to the fact that the Company currently does not originate loans for sale, the adoption of FAS 122 has not had an effect on the financial position or results of operations of the Company.

    The Company adopted FAS 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," effective July 1, 1996. The Company has elected to continue to account for stock-based transactions under Accounting Principles Board Opinion No. 25 "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" but will disclose in the notes to the financial statements the pro forma effects of the new method of accounting under FAS 123.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At September 30, 1996, the Company's total assets amounted to $534.6 million, as compared to $418.2 million at June 30, 1996. The $116.4 million or 27.8% increase in total assets during the three months ended September 30, 1996 was primarily the result of a $119.1 million increase in securities held for trading and a $3.4 million increase in loans receivable, which was partially offset by a $5.9 million decrease in cash and interest-bearing deposits. The increase in securities held for trading was a result of further utilization of the capital raised in the Company's May 1996 initial public offering (IPO). The increase in loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans to individuals residing in eastern and central Indiana. The increase in the Company's assets from June 30, 1996 to September 30, 1996 was funded primarily by a $118.6 million or 54.1% increase in securities sold under agreements to repurchase.

    At September 30, 1996, the Company's stockholder's equity amounted to $23.2 million, as compared to $23.1 million at June 30, 1996. The .5% increase in stockholders' equity was due to the $121,000 of net income recognized during the quarter, which reflects the one-time special federal insurance premium assessment described below. At September 30, 1996, the Bank's tangible and core capital amounted to $31.8 million or 6.0% of adjusted total assets, which exceeded the minimum 1.5% and 3.0% requirements by $23.8 million and $15.8 million, respectively. Additionally, as of such date, the Bank's risk-based capital totalled $32.0 million or 32.5% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $24.1 million.

RESULTS OF OPERATIONS

    GENERAL. The Company reported earnings of $644,000 or $0.20 per share during the three months ended September 30, 1996 before the special assessment to recapitalize the Savings Association Insurance Fund (SAIF).
Net income for the quarter ended September 30, 1995 was $412,000 or $0.21 per share. The $232,000 or 56.3% increase in earnings, before the effect of the one-time SAIF assessment, as compared to the same period in the prior year, was primarily due to a $734,000 increase in net interest income and a $7,000 increase in realized and unrealized net gains on securities held for trading which was partially offset by a $330,000 increase in operating expenses and a $182,000 increase in the Company's income tax provision.

    The Bank's deposits are insured by the SAIF, which is statutorily required to be recapitalized to a ratio of 1.25% of insured deposits. The Bank Insurance Fund (BIF) met its required capitalization levels in 1995 and, as a result, most BIF insured banks have been paying significantly lower premiums than SAIF insured institutions. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, will recapitalize the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. Although this resulted in expense of $830,000 recognized in the Company's September 1996 quarter earnings, future earnings will be enhanced due to lower insurance premiums. The Bank's insurance premiums, which have amounted to $0.23 for every $100 of assessable deposits, are expected to be reduced to $0.064 for every $100 of assessable deposits beginning January 1, 1997. Given this expectation, the Bank will save approximately $136,000 per year on SAIF assessments, net of taxes. After taking into consideration the one-time SAIF assessment, the Company earned $121,000 or $0.04 per share during the three months ended September 30, 1996.

    NET INTEREST INCOME. Net interest income increased by $734,000 or 54.5% during the three months ended September 30, 1996, as compared to the same period in the prior year. This increase was primarily due to a $187.7 million increase in the level of average interest-earning assets. The increase in net interest income caused by asset growth was partially offset by a 21 basis point decline in the Company's interest rate spread (from 1.71% to 1.50%) from the three months ended September 30, 1995 to September 30, 1996. This decline was primarily due to the Bank investing the capital raised in the Company's IPO in mortgage-backed and related securities, which earn somewhat lower option-adjusted spreads than the mortgage loans in the Company's portfolio. These purchases were funded primarily through reverse repurchase agreements.

    OTHER INCOME. Total other income amounted to $108,000 during the three months ended September 30, 1996, as compared to $97,000 during the comparable quarter in the prior year. This income principally represents the net mark-to-market value gain or loss (realized or unrealized) on securities held for trading, offset by the net mark-to-market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce an overall gain with respect to its securities portfolio through the use of option-adjusted pricing analysis. The Company utilizes such analysis to select securities with wider spreads for purchase and to select securities to sell for a gain as spreads tighten (net of the gain or loss recognized with respect to related interest rate contracts).

       During the three months ended September 30, 1996, the Company recognized $1.9 million of unrealized gains on securities held for trading (which includes interest rate contracts used for hedging purposes) which was offset by $1.8 million of realized losses on the sale of securities held for trading. During the three months ended September 30, 1995, the Company recognized $714,000 of gains on the sale of securities held for trading, which was partially offset by $671,000 of unrealized losses on securities held for trading.

    OTHER EXPENSE. Total other expense amounted to $2.0 million during the three months ended September 30, 1996, as compared to $837,000 during the same quarter in the prior year. The most significant increase in total other expense during the three month period reflected the special SAIF assessment of $830,000 which accounts for 71.5% of the increase in expenses from the comparative quarter in 1995. The increase in total other expense during the three month period also reflected increases in salaries and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of a new branch office in Fishers, Indiana in December
1995). Although total other expense as a percentage of average total assets amounted to 1.61% during the three months ended September 30, 1996, compared to 1.06% during the corresponding quarter in the prior year, excluding the impact of the special SAIF assessment, total other expense as a percentage of average total assets actually decreased to .94% for the quarter ended September 30, 1996.

    INCOME TAX PROVISION. The Company incurred income tax expense of $69,000 during the three months ended September 30, 1996, as compared to $195,000 during the comparable quarter in the prior year. The Company's effective tax rate amounted to 36.3% and 32.1% during the three months ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs.
 The required level of such liquid investments is currently 5% of certain liabilities as defined by the Office of Thrift Supervision ("OTS").

    The regulatory liquidity of the Bank was 5.10% at September 30, 1996, as compared to 5.53% and 5.36% at June 30, 1996 and 1995, respectively. At September 30, 1996, the Bank's "liquid" assets totalled approximately $23.1 million, which was $480,000 in excess of the current OTS minimum requirement.

    The Company manages its liquidity so as to maintain a minimum regulatory ratio of 5%. However, as a result of the Company's active portfolio management, the Bank's regulatory liquidity can be expected to fluctuate from a minimum of 5% to approximately 6%, based upon investment alternatives available and market conditions. In addition, the Company also calculates the amount of cash which could be raised in one, seven or thirty days, either by selling unpledged assets or by borrowing against them. The ratio of this amount of liquidity to total deposits generally ranges from over 50% to 90% or more for one- and thirty-day time frames, respectively. The Company believes that it has adequate resources to fund ongoing commitments such as deposit account withdrawals and loan commitments.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                       PART II


Item 1.  LEGAL PROCEEDINGS

         Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibit 11: Statement of Computation of Per Share Earnings. The copy of this exhibit, filed as Exhibit 11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, is incorporated by herein by reference.

         b)   Exhibit 27:  Financial Data Schedule

         c)   No Form 8-K reports were filed during the quarter.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HARRINGTON FINANCIAL GROUP, INC.

Date: November 7, 1996                 By: /s/ Craig J. Cerny
                                           -------------------------------
                                           Craig J. Cerny
                                           President


Date: November 7, 1996                 By: /s/ Catherine A. Habschmidt
                                           -------------------------------
                                           Catherine A. Habschmidt
                                           Chief Financial Officer and
                                            Treasurer