Form 10-Q
period 1996-12-31
HARRINGTON FINANCIAL GROUP INC
filed 1997-02-10
CIK 934203

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                            Commission File Number 0-27940

                          HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Indiana                                           48-1050267
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

722 Promenade
Richmond, Indiana                                                47374
------------------------------                         -------------------------
(Address of principal executive office)                       (Zip Code)


                                   (317) 962-8531
                 ----------------------------------------------------
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 1997, there were issued and outstanding 3,256,738 shares of the Registrant's Common Stock, par value $.125 per share.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                  TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I.  Financial Information
-------  ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1996
         (unaudited) and June 30, 1996                                        1

         Consolidated Statements of Income (unaudited) for the three
         and six months ended December 31, 1996 and 1995.                     2

         Consolidated Statements of Cash Flows (unaudited) for the six
         months ended December 31, 1996 and 1995.                             3

         Notes to Unaudited Consolidated Financial Statements                 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                5


Part II. Other Information
-------- -----------------

Item 1.  Legal Proceedings                                                    8
Item 2.  Changes in Securities                                                8
Item 3.  Defaults Upon Senior Securities                                      8
Item 4.  Submission of Matters to a Vote of Security-Holders                  8
Item 5.  Other Information                                                    9
Item 6.  Exhibits and Reports on Form 8-K                                     9

Signatures

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                             Consolidated Balance Sheets
                                (Dollars in Thousands)
                                     (Unaudited)





                                         December 31,      June 30,
                                            1996             1996
                                         ------------      --------

ASSETS

  Cash                                    $    983         $  1,036

  Interest-bearing deposits                  7,819           16,107
                                         -------------     ---------

    Total cash and cash equivalents          8,802           17,143

  Securities held for trading -
    at fair value (amortized cost
    of $420,228 and $323,936)              425,297          324,221


  Securities available for sale - at
    fair value (amortized cost of
    $1,403 and $2,062)                       1,358            2,050

  Loans receivable, net                     80,592           65,925

  Interest receivable, net                   2,014            1,807

  Premises and equipment, net                3,327            3,105

  Federal Home Loan Bank of Indianapolis
    stock                                    2,645            2,645

  Income tax receivable                        160              ---

  Other                                      3,174            1,300
                                           -------          -------

    Total assets                          $527,369         $418,196
                                           -------          -------
                                           -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                $131,954         $135,143

  Securities sold under agreements
    to repurchase                          328,283          219,067

  Federal Home Loan Bank advances           29,300           26,000

  Interest payable                           1,350            1,970

  Note payable                              10,729            8,998

  Advance payments by borrowers for
    taxes & insurance                          389              392

  Deferred income taxes, net                 1,104              663

  Accrued income taxes payable               ---                115

  Deferred compensation payable                104              119

  Accrued expenses payable and other
    liabilities                                336             2,612
                                           -------          --------
    Total liabilities                      503,549           395,079
                                           -------          --------

  Common stock                                 407               407

  Additional paid-in-capital                15,623            15,623

  Unrealized loss on securities
    available for sale, net of tax             (27)               (8)

  Retained earnings                          7,817             7,095
                                           -------          --------


    Total stockholders' equity              23,820            23,117
                                           -------          --------

      Total liabilities and
        stockholders' equity              $527,369           $418,196
                                           -------          --------
                                           -------          --------



              See notes to unaudited consolidated financial statements.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                          Consolidated Statements of Income
                       (Dollars in Thousands Except Share Data)
                                     (Unaudited)








                               Three Months Ended       Six Months Ended
                                  December 31,             December 31,
                               ------------------       -----------------
                                  1996     1995           1996     1995
                               --------- --------       -------- --------



INTEREST INCOME

 Securities held for trading   $7,719    $4,465         $14,705  $9,142
 Securities available for sale     33        47              74     102
 Loans receivable               1,448     1,005           2,754   1,934
 Dividends on Federal Home Loan
  Bank stock                       52        51             104     101
 Deposits                         319       204             578     388
 Net interest expense on
  interest rate contracts
  maintained in the trading
  portfolio                      (112)       (5)           (182)   (114)
                                -----     -----          ------  ------
  Interest income               9,459     5,767          18,033  11,553
                                -----     -----          ------  ------
INTEREST EXPENSE
 Deposits                       1,889     1,809           3,729   3,518

 Federal Home Loan Bank
  advances                        414       409             825     876

 Short-term borrowings          4,677     2,101           8,709   4,127
 Long-term borrowings             239       237             450     475
                                -----     -----          ------   -----
  Interest expense              7,219     4,556          13,713   8,996
                                -----     -----          ------   -----

NET INTEREST INCOME             2,240     1,211           4,320   2,557

PROVISION FOR LOAN LOSSES         ---       ---             ---      (1)
                                -----     -----           -----   -----

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES       2,240     1,211           4,320   2,558
                                -----     -----           -----   -----

OTHER INCOME (LOSS)
 Loss on sale of securities
  held for trading             (3,176)   (3,335)         (5,011) (2,621)

 Unrealized gain on securities
  held for trading              2,899     3,123           4,784   2,452

 Other                             58        60             116     114
                                -----     -----           -----   -----

  Total other income (loss)      (219)     (152)           (111)    (55)
                                -----     -----           -----   -----

OTHER EXPENSE

 Salaries and employee benefits   478       416             994     785

 Premises and equipment expense  125       107             246     214

 FDIC insurance premiums          63        67             137     140

 Special SAIF assessment         ---       ---             830     ---

 Marketing                        17        35              37      95

 Computer services                37        33              75      65

 Consulting fees                  69        57             139     114

 Other                           246       159             575     298
                               -----       ---           -----   -----
 Total other expenses          1,035       874           3,033   1,711
                               -----       ---           -----   -----

INCOME BEFORE INCOME TAX
 PROVISION                      986        185           1,176     792

INCOME TAX PROVISION            385         54             454     249
                               ----        ---           -----     ---

NET INCOME                     $601       $131            $722    $543
                              -----       -----           -----  -----
                              -----       -----           -----  -----

NET INCOME PER SHARE          $0.18       $0.07           $0.22  $0.28
                              -----       -----           -----  -----
                              -----       -----           -----  -----

              See notes to unaudited consolidated financial statements.

                   HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows
                                (Dollars in Thousands)
                                     (Unaudited)


                                                Six Months Ended
                                                    December 31,
                                              ---------------------

                                              1996            1995
                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $722            $  543
Adjustments to reconcile net income
to net cash used in operating activities:
  Provision (credit) for loan losses           ---                (1)
  Depreciation                                 111                88
  Premium and discount amortization
   of securities, net                        1,013             1,065
 Amortization of premiums and discounts
  on loans                                      (8)              (89)
  Loss on sale of securities held
   for trading                               5,011             2,621
 Unrealized gain on securities held
  for trading                               (4,784)           (2,452)
  Deferred income tax provision                441               249
  (Increase) decrease in interest
    receivable                                (207)              161
 Increase (decrease) in interest
  payable                                     (620)              248

 Decrease in accrued income taxes             (275)           (1,100)

 Purchases of securities held for
  trading                                 (447,268)          (119,782)
 Proceeds from maturities of
  securities held for trading               14,647             10,833
 Proceeds from sales of securities
  held for trading                         330,304            124,068
 (Increase) decrease in other
  assets                                    (1,874)             1,464
 Increase (decrease) in accrued
  expenses and other liabilities            (2,294)               262
                                           -------             ------
 Net cash provided by (used in)
  operating activities                     (105,081)           18,178
                                           --------            ------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Proceeds from maturities of
  securities available for sale                 674               232
 Change in loans receivable, net            (14,659)          (18,844)
 Purchases of premises and equipment           (333)             (561)
                                            -------           -------
 Net cash used in investing activities      (14,318)          (19,173)
                                            -------           -------

CASH FLOWS FROM FINANCING
ACTIVITIES:

 Net decrease in deposits                    (3,189)             (498)
 Increase in securities sold under
  agreements to repurchase                  109,216            11,231
 Proceeds from stock options exercised          ---               165
 Proceeds from Federal Home Loan
 Bank advances                                3,300            10,000
 Proceeds from note payable                   2,300               800
 Principal repayments on Federal
  Home Loan Bank advances                       ---           (15,000)
 Principal repayments on note payable          (569)             (479)
                                             ------           -------
 Net cash provided by financing
  activities                                111,058             6,219
                                            -------           -------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                  (8,341)           5,224

CASH AND CASH EQUIVALENTS
  Beginning of period                        17,143            5,705
                                            -------           ------

CASH AND CASH EQUIVALENTS
  End of period                            $ 8,802            $ 10,929
                                            ------             -------
                                            ------             -------

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION:

 Cash paid for interest                   $13,040             $ 8,748
 Cash paid for income taxes                   100               1,100


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

Note 2 - Basis of Presentation

    The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

    The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996. Reclassifications of certain prior period amounts have been made to conform with the December 31, 1996 presentation.

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

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

    At December 31, 1996, the Company's total assets amounted to $527.4 million, as compared to $418.2 million at June 30, 1996. The $109.2 million or 26.1% increase in total assets during the six months ended December 31, 1996 was primarily the result of an $101.1 million increase in securities held for trading and a $14.7 million increase in net loans receivable which was partially offset by an $8.3 million decrease in cash and cash equivalents. The increase in securities held for trading was a result of further utilization of the capital raised in the Company's May 1996 initial public offering (IPO). The increase in loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans. The increase in the Company's assets from June 30, 1996 to December 31, 1996 was funded primarily by a $109.2 million or 49.9% increase in securities sold under agreements to repurchase. The $3.2 million decline in deposits was offset by a $3.3 million increase in Federal Home Loan Bank advances.

    At December 31, 1996, the Company's stockholders' equity amounted to $23.8 million, as compared to $23.1 million at June 30, 1996. The 3.0% increase in stockholders' equity was due to the $722,000 of net income recognized during the six month period. At December 31, 1996, the Bank's tangible and core capital amounted to $33.4 million or 6.3% of adjusted total assets, which exceeded the minimum 1.5% and 3.0% requirements by $25.5 million and $17.6 million, respectively. Additionally, as of such date, the Bank's risk-based capital totalled $33.5 million or 30.2% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $24.6 million.

Results of Operations

    General. The Company reported earnings of $601,000 or $0.18 per share and $722,000 or $0.22 per share during the three and six months ended December 31, 1996, as compared to $131,000 or $0.07 per share and $543,000 or $0.28 per share during the prior comparable periods. The $470,000 or 358.8% increase in earnings during the three months ended December 31, 1996, as compared to the same period in the prior year, was primarily due to a $1.0 million increase in net interest income which was partially offest by a $65,000 increase in realized and unrealized net losses on securities held for trading, a $161,000 increase in operating expenses and a $331,000 increase in the Company's income tax provision. The $179,000 or 33.0% increase in earnings during the six months ended December 31, 1996, as compared to the same period in the prior year, was primarily due to a $1.8 million increase in net interest income which was partially offest by a $58,000 increase in realized and unrealized net losses on securities held for trading, a $1.3 million increase in operating expenses (of which $830,000 related to the special assessment to recapitalize the Savings Association Insurance Fund
(SAIF)) and a $205,000 increase in the Company's income tax provision.

    The Bank's deposits are insured by the SAIF, which is statutorily required to be recapitalized to a ratio of 1.25% of insured deposits. The Bank Insurance Fund (BIF) met its required capitalization levels in 1995 and, as a result, most BIF insured banks have been paying significantly lower premiums than SAIF insured institutions. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, has recapitalized the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. Although this resulted in expense of $830,000 recognized in the Company's earnings for the six months ended December 31, 1996, future earnings will be enhanced due to lower insurance premiums. The Bank's insurance premiums, which have amounted to $0.23 for every $100 of assessable deposits, were reduced to $0.0648 for every $100 of assessable deposits beginning on January 1, 1997. Given this expectation, the Bank will save approximately $136,000 per year on SAIF assessments, net of taxes.

    Net Interest Income. Net interest income increased by $1.0 million or 85.0% during the three months ended December 31, 1996, as compared to the same period in the prior year. This increase was primarily due to a $230.8 million increase in the level of average interest-earning assets. Net interest income increased by $1.8 million or 68.9% during the six months ended December 31, 1996 as compared to the same period in the prior year. The increase was primarily due to a $209.3 million increase in the level of average interest-earning assets which was partially offset by a 12 basis point decline in the Company's interest spread (from 1.63% to 1.51%). This decline was primarily due to the Bank investing the capital raised in the Company's May 1996 IPO in mortgage-backed and related securities, which earn somewhat lower option-adjusted spreads than the mortgage loans in the Company's portfolio. These purchases were funded primarily through reverse repurchase agreements.

    Other Income (Loss). Total other income (loss) amounted to ($219,000) and ($111,000) during the three months and six months ended December 31, 1996, as compared to ($152,000) and ($55,000) during the respective periods in the prior year. This income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

       During the three and six months ended December 31, 1996, the Company recognized $3.2 million and $5.0 million of realized losses on the sale of securities held for trading which were partially offest by $2.9 million and $4.8 million of unrealized gains on securities held for trading (which includes interest rate contracts used for hedging purposes). During the three and six months ended December 31, 1995, the Company recognized $3.3 million and $2.6 million of realized losses on the sale of securities held for trading which were partially offest by $3.1 million and $2.5 million of unrealized gains on securities held for trading.

    Other Expense. Total other expense amounted to $1.0 million and $3.0 million during the three and six months ended December 31, 1996, as compared to $874,000 and $1.7 million during the respective periods in the prior year.
 The increase in total other expense during the three and six month periods reflected increases in salaries and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of a new branch office in Fishers, Indiana in December 1995). In addition to increases in expenses primarily to retail growth, total other expense for the six months ended December 31, 1996 included the special SAIF assessment of $830,000 which accounts for 62.8% of the increase in expenses from the comparative six month period in 1995.

    Income Tax Provision. The Company incurred income tax expense of $385,000 and $454,000 during the three and six months ended December 31, 1996, as compared to $54,000 and $249,000 during the respective periods in the prior year. The Company's effective tax rate amounted to 39.0% and 38.6% during the three and six months ended December 31, 1996, as compared to 29.2% and 31.4% during the respective periods in the prior year.

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

    The regulatory liquidity of the Bank was 5.09% at December 31, 1996, as compared to 5.53% and 5.36% at June 30, 1996 and 1995, respectively. At December 31, 1996, the Bank's average "liquid" assets totalled approximately $25.6 million, which was $488,000 in excess of the current OTS minimum requirement.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

         a) An annual meeting of stockholders ("Annual Meeting") was held on October 23, 1996.

         b)   Not applicable.

         c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

              1) Proposal to elect directors for a three-year term expiring in 1999 - Craig J. Cerny, William F. Quinn and Stanley J. Kon each received votes for 3,056,929; withheld 35,600; not voted 164,209.

              2) Proposal to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 - votes for 3,091,079; against 400; abstain 1,050; not voted 164,209.

         d)   Not applicable.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibit 11: Statement of Computation of Per Share Earnings. The copy of this exhibit, filed as Exhibit 11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1996, is incorporated herein by reference.

         b)   Exhibit 27:  Financial Data Schedule

         c)   No Form 8-K reports were filed during the quarter.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HARRINGTON FINANCIAL GROUP, INC.


Date:  February 6, 1997              By: /s/ Craig J. Cerny
                                         ----------------------------

                                         Craig J. Cerny
                                         President



Date:  February 6, 1997              By: /s/ Catherine A. Habschmidt
                                         ---------------------------

                                         Catherine A. Habschmidt
                                         Chief Financial Officer and
                                           Treasurer