Form 10-Q
period 1997-03-31
HARRINGTON FINANCIAL GROUP INC
filed 1997-05-13
CIK 934203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________ to ____________

                         Commission File Number 0-27940

                       HARRINGTON FINANCIAL GROUP, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             INDIANA                                      48-1050267
---------------------------------                         ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)

        722 Promenade
       Richmond, Indiana                                    47374
---------------------------------------                   ----------
(Address of principal executive office)                   (Zip Code)

                                (765) 962-8531
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 1997, there were issued and outstanding 3,256,738 shares of the Registrant's Common Stock, par value $.125 per share.

                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                     PAGE
---------  ----------------------------------------------------      -----
Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1997
           (unaudited) and June 30, 1996                                1

           Consolidated Statements of Income (unaudited) for
           the three and nine months ended March 31, 1997 and
           1996.                                                        2

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended March 31, 1997 and 1996.           3

           Notes to Unaudited Consolidated Financial Statements         4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6

Part II.   Other Information

Item 1.    Legal Proceedings                                           10
Item 2.    Changes in Securities                                       10
Item 3.    Defaults Upon Senior Securities                             10
Item 4.    Submission of Matters to a Vote of Security-Holders         10
Item 5.    Other Information                                           10
Item 6.    Exhibits and Reports on Form 8-K                            10

SIGNATURES

                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                         Consolidated Balance Sheets
                            (Dollars in Thousands)
                                 (Unaudited)

                                                                                 MARCH 31,    JUNE 30,
                                                                                    1997        1996
                                                                                 ----------  ----------
ASSETS
Cash...........................................................................  $      952  $    1,036
Interest-bearing deposits......................................................      13,348      16,107
                                                                                 ----------  ----------
  Total cash and cash equivalents..............................................      14,300      17,143
Securities held for trading--at fair value (amortized cost of $384,590 and
  $323,936)....................................................................     384,251     324,221
Securities available for sale--at fair value (amortized cost of $1,246 and
  $2,062)......................................................................       1,188       2,050
Due from brokers...............................................................      20,766       --
Loans receivable, net..........................................................      85,821      65,925
Interest receivable, net.......................................................       1,991       1,807
Premises and equipment, net....................................................       3,461       3,105
Federal Home Loan Bank of Indianapolis stock...................................       2,645       2,645
Other..........................................................................         937       1,300
                                                                                 ----------  ----------
  Total assets.................................................................  $  515,360  $  418,196
                                                                                 ----------  ----------
                                                                                 ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.......................................................................  $  130,952  $  135,143
Securities sold under agreements to repurchase.................................     312,865     219,067
Federal Home Loan Bank advances................................................      26,000      26,000
Interest payable...............................................................       1,705       1,970
Note payable...................................................................      10,729       8,998
Due to brokers.................................................................       5,863       --
Advance payments by borrowers for taxes & insurance............................         742         392
Deferred income taxes, net.....................................................         187         663
Accrued income taxes payable...................................................       1,230         115
Deferred compensation payable..................................................          96         119
Accrued expenses payable and other liabilities.................................         344       2,612
                                                                                 ----------  ----------
  Total liabilities............................................................     490,713     395,079
                                                                                 ----------  ----------
Common stock...................................................................         407         407
Additional paid-in-capital.....................................................      15,623      15,623
Unrealized loss on securities available for sale, net of tax...................         (35)         (8)
Retained earnings..............................................................       8,652       7,095
                                                                                 ----------  ----------
  Total stockholders' equity...................................................      24,647      23,117
                                                                                 ----------  ----------
    Total liabilities and stockholders' equity.................................  $  515,360  $  418,196
                                                                                 ----------  ----------
                                                                                 ----------  ----------

           See notes to unaudited consolidated financial statements.

                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                         Consolidated Statements of Income
                      (Dollars in Thousands Except Share Data)
                                    (Unaudited)




                                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                               MARCH 31,             MARCH 31,
                                                                          --------------------  --------------------
                                                                              1997       1996       1997       1996
                                                                          ----------  ----------  ---------  ---------
INTEREST INCOME
 Securities held for trading.............................................  $   6,733  $   4,244  $  21,438  $  13,386
 Securities available for sale...........................................         30         56        104        158
 Loans receivable........................................................      1,591      1,109      4,345      3,043
 Dividends on Federal Home Loan Bank stock...............................         51         50        155        151
 Deposits................................................................        316        187        894        575
 Net interest expense on interest rate contracts maintained in the
   trading portfolio.....................................................       (335)       (30)      (517)      (144)
                                                                           ---------  ---------  ---------  ---------
 Interest income.........................................................      8,386      5,616     26,419     17,169
                                                                           ---------  ---------  ---------  ---------
INTEREST EXPENSE
 Deposits................................................................      1,779      1,793      5,508      5,311
 Federal Home Loan Bank advances.........................................        401        365      1,226      1,241
 Short-term borrowings...................................................      4,009      1,961     12,718      6,088
 Long-term borrowings....................................................        231        219        681        694
                                                                           ---------  ---------  ---------  ---------
 Interest expense........................................................      6,420      4,338     20,133     13,334
                                                                           ---------  ---------  ---------  ---------
NET INTEREST INCOME......................................................      1,966      1,278      6,286      3,835
PROVISION FOR LOAN LOSSES................................................         93       --           93         (1)
                                                                           ---------  ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......................      1,873      1,278      6,193      3,836
                                                                           ---------  ---------  ---------  ---------
OTHER INCOME
Gain on sale of securities held for trading.............................       6,006      5,088        995      2,467
Unrealized loss on securities held for trading..........................      (5,408)    (4,498)      (624)    (2,046)
Other...................................................................          59         76        175        190
                                                                           ---------  ---------  ---------  ---------
Total other income......................................................         657        666        546        611
                                                                           ---------  ---------  ---------  ---------
OTHER EXPENSE
Salaries and employee benefits..........................................         577        525      1,571      1,310
Premises and equipment expense..........................................         141        126        387        340
FDIC insurance premiums.................................................          22         69        159        209
Special SAIF assessment.................................................       --           --         830       --
Marketing...............................................................          17         69         54        164
Computer services.......................................................          44         40        119        105
Consulting fees.........................................................          72         58        211        172
Other...................................................................         288        157        863        455
                                                                           ---------  ---------  ---------  ---------
Total other expenses....................................................       1,161      1,044      4,194      2,755
                                                                           ---------  ---------  ---------  ---------
INCOME BEFORE INCOME TAX PROVISION......................................       1,369        900      2,545      1,692
INCOME TAX PROVISION....................................................         534        293        988        542
                                                                           ---------  ---------  ---------  ---------
NET INCOME..............................................................   $     835  $     607  $   1,557  $   1,150
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
NET INCOME PER SHARE....................................................   $    0.26  $    0.30  $    0.48  $    0.58
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

    See notes to unaudited consolidated financial statements.

                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                        Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................  $    1,557  $    1,150
Adjustments to reconcile net income to net cash used in operating activities:
 Provision (credit) for loan losses....................................          93          (1)
 Depreciation..........................................................         175         147
 Premium and discount amortization of securities, net..................       1,568       1,452
 Amortization of premiums and discounts on loans.......................           9        (118)
 Gain on sale of securities held for trading...........................        (995)     (2,467)
 Unrealized loss on securities held for trading........................         624       2,046
 Deferred income tax provision.........................................        (476)       (714)
 Decrease in interest receivable.......................................        (184)       (194)
 Increase (decrease) in interest payable...............................        (265)        758
 Increase in accrued income taxes......................................       1,115          72
 Purchases of securities held for trading..............................    (715,396)   (216,531)
 Increase in amounts due to brokers....................................       5,863      --
 Increase in amounts due from brokers..................................     (20,766)     --
 Proceeds from maturities of securities held for trading...............      20,277      18,117
 Proceeds from sales of securities held for trading....................     633,892     200,488
 Decrease in other assets..............................................         363       1,207
 Increase (decrease) in accrued expenses and other liabilities.........      (1,941)        530
                                                                         ----------  ----------
  Net cash provided by (used in) operating activities..................     (74,487)      5,942
                                                                         ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of securities available for sale.............         835         473
 Change in loans receivable, net.......................................     (19,998)    (21,772)
 Purchases of premises and equipment...................................        (531)       (829)
                                                                         ----------  ----------
  Net cash used in investing activities.................................    (19,694)    (22,128)
                                                                         ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits...................................      (4,191)     11,705
 Increase in securities sold under agreements to repurchase............      93,798      12,913
 Proceeds from stock options exercised.................................      --             165
 Proceeds from Federal Home Loan Bank advances.........................       3,300      10,000
 Proceeds from note payable............................................       2,300         800
 Principal repayments on Federal Home Loan Bank advances...............      (3,300)    (15,000)
 Principal repayments on note payable..................................        (569)       (737)
                                                                         ----------  ----------
  Net cash provided by financing activities.............................     91,338      19,846
                                                                         ----------  ----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......................       (2,843)      3,660
CASH AND CASH EQUIVALENTS
 Beginning of period...................................................      17,143       5,705
                                                                         ----------  ----------
CASH AND CASH EQUIVALENTS
 End of period.........................................................  $   14,300  $    9,365
                                                                         ----------  ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest................................................  $   19,804  $    7,500
 Cash paid for income taxes............................................         100         728


    See notes to unaudited consolidated financial statements.

                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS OF THE COMPANY

    Harrington Financial Group, Inc. (the "Company") is a savings and loan holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and two branch locations in Hamilton County, Indiana.

NOTE 2--BASIS OF PRESENTATION

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

    The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1996. Reclassifications of certain prior period amounts have been made to conform with the March 31, 1997 presentation.

NOTE 3--RECENT ACCOUNTING PRONOUNCEMENTS

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

    FAS 128, "Earnings per Share," applies to financial statements for public companies for fiscal years beginning after December 15, 1997. This statement establishes new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share. Management does not believe the adoption of this statement will have a material effect on the Company's calculation of earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    At March 31, 1997, the Company's total assets amounted to $515.4 million, as compared to $418.2 million at June 30, 1996. The $97.2 million or 23.2% increase in total assets during the nine months ended March 31, 1997 was primarily the result of a $60.0 million increase in securities held for trading, a $20.8 million increase in receivables from brokers and a $19.9 million increase in net loans receivable which was partially offset by an $2.8 million decrease in cash and cash equivalents. The increase in securities held for trading was a result of further utilization of the capital raised in the Company's May 1996 initial public offering (IPO). The increase in receivables from brokers is a result of recording unsettled sales of specific securities in the held for trading classification on a trade date basis as of March 31, 1997. The increase in loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans. The increase in the Company's assets from June 30, 1996 to March 31, 1997 was funded primarily by a $93.8 million or 42.8% increase in securities sold under agreements to repurchase.

    At March 31, 1997, the Company's stockholders' equity amounted to $24.6 million, as compared to $23.1 million at June 30, 1996. The 6.6% increase in stockholders' equity was due to the $1.6 million of net income recognized during the nine month period. At March 31, 1997, the Bank's tangible and core capital amounted to $34.4 million or 6.7% of adjusted total assets, which exceeded the minimum 1.5% and 3.0% requirements by $26.7 million and $19.0 million, respectively. Additionally, as of such date, the Bank's risk-based capital totalled $34.6 million or 31.7% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $25.9 million.

RESULTS OF OPERATIONS

    GENERAL. The Company reported earnings of $835,000 or $0.26 per share and $1.6 million or $0.48 per share during the three and nine months ended March 31, 1997, as compared to $607,000 or $0.30 per share and $1.2 million or $0.58 per share during the prior comparable periods. The $228,000 or 37.6% increase in earnings during the three months ended March 31, 1997, as compared to the same period in the prior year, was primarily due to a $688,000 increase in net interest income which was partially offset by a $93,000 increase in the provision for loan losses, a $117,000 increase in operating expenses and a $241,000 increase in the Company's income tax provision. The $407,000 or 35.4% increase in earnings during the nine months ended March 31, 1997, as compared to the same period in the prior year, was primarily due to a $2.5 million increase in net interest income which was partially offset by a $93,000 increase in the provision for loan losses, a $50,000 decrease in realized and unrealized net gains on securities held for trading, a $1.4 million increase in operating expenses

(of which $830,000 related to the special assessment to recapitalize the Savings Association Insurance Fund (SAIF)) and a $446,000 increase in the Company's income tax provision.

    The Bank's deposits are insured by the SAIF, which is statutorily required to be recapitalized to a ratio of 1.25% of insured deposits. The Bank Insurance Fund (BIF) met its required capitalization levels in 1995 and, as a result, most BIF insured banks have been paying significantly lower premiums than SAIF insured institutions. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, has recapitalized the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. Although this resulted in expense of $830,000 recognized in the Company's earnings for the nine months ended March 31, 1997, future earnings will be enhanced due to lower insurance premiums. The Bank's insurance premiums, which had amounted to $0.23 for every $100 of assessable deposits, were reduced to $0.065 for every $100 of assessable deposits beginning on January 1, 1997. Given this reduction, the Bank expects to save approximately $136,000 per year on SAIF assessments, net of taxes.

    SELECTED FINANCIAL RATIOS. The following schedule shows selected financial ratios for the three and nine months ended March 31, 1997 and 1996.

                                                                                  AT OR FOR THE THREE    AT OR FOR THE NINE
                                                                                      MONTHS ENDED          MONTHS ENDED
                                                                                       MARCH 31,             MARCH 31,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Return on average...............................................................        .66%       .75%       .40%       .48%
Return on average assets, excluding special SAIF assessment.....................        .66%       .75%       .54%       .48%
Return on average equity........................................................      13.64%     21.06%      8.75%     13.93%
Return on average equity, excluding special SAIF assessment.....................      13.64%     21.06%     11.69%     13.93%
Interest rate spread(1).........................................................       1.40%      1.67%      1.47%      1.65%
Net interest margin (2).........................................................       1.60%      1.68%      1.66%      1.68%
Operating expenses to average assets............................................        .92%      1.29%      1.08%      1.15%
Operating expenses to average assets, excluding special SAIF assessment.........        .92%      1.29%       .87%      1.15%
Efficiency ratio (3)............................................................      60.09%     77.10%     65.86%     68.43%
Efficiency ratio (3), excluding special SAIF assessment.........................      60.09%     77.10%     52.81%     68.43%
Non-performing assets to total assets...........................................        .23%       .43%       .23%       .43%
Loan loss reserves to non-performing loans......................................      63.20%     45.98%     63.20%     45.98%

------------------------

(1) Interest rate spread is the difference between interest income as a percentage of interest earning assets and interest expense as a percentage of interest bearing liabilities.

(2) Net interest margin is net interest income divided by average interest-earning assets.

(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.

    NET INTEREST INCOME. Net interest income increased by $688,000 or 53.8% during the three months ended March 31, 1997, as compared to the same period in the prior year. This increase was primarily due to a $187.1 million increase in the level of average interest-earning assets and was partially offset by a 27 basis point decline in the Company's interest rate spread. Net interest income increased by $2.5 million or 63.9% during the nine months ended March 31, 1997 as compared to the same period in the prior year. The increase was primarily due to a $201.9 million increase in the level of average interest-earning assets which was partially offset by an 18 basis point decline in the Company's interest spread. The decline in the Company's interest rate spread for the three and nine months ended March 31, 1997 was primarily due to the Bank investing the capital raised in the Company's May 1996 IPO in mortgage-backed and related securities, which earn somewhat lower option-adjusted spreads than the mortgage loans in the Company's portfolio. These purchases were funded primarily through reverse repurchase agreements.

    PROVISION FOR LOAN LOSSES. Although delinquencies and loan write-offs continue to be low and the non-performing assets remain stable, the Company increased the general allowance for loan losses by $93,000 during the three months ended March 31, 1997 in order to cover the substantial loan growth during the last several quarters. Total provision for loan losses amounted to $93,000 during the three and nine months ended March 31, 1997 as compared to none during the three months ended March 31, 1996 and a recovery of $1,000 during the nine months ended March 31, 1996.

    OTHER INCOME. Total other income amounted to $657,000 and $546,000 during the three months and nine months ended March 31, 1997, as compared to $666,000 and $611,000 during the respective periods in the prior year. This income principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

    During the three and nine months ended March 31, 1997, the Company recognized $6.0 million and $995,000 of realized net gains on the sale of securities held for trading which were partially offset by $5.4 million and $624,000 of unrealized net losses on securities held for trading (which includes interest rate contracts used for hedging purposes). During the three and nine months ended March 31, 1996, the Company recognized $5.1 million and $2.5 million of realized net gains on the sale of securities held for trading which were partially offset by $4.5 million and $2.0 million of unrealized net losses on securities held for trading.

    OTHER EXPENSE. Total other expense amounted to $1.2 million and $4.2 million during the three and nine months ended March 31, 1997, as compared to $1.0 million and $2.8 million during the respective periods in the prior year. The increase in total other expense during the three and nine month periods reflected increases in salaries and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of a new branch office in Fishers, Indiana in December 1995). In addition to increases in expenses primarily related to retail growth, total other expense for the nine months ended March 31, 1997 included the special SAIF assessment of $830,000 which accounts for 57.7% of the increase in expenses from the comparative nine month period in 1996.

    INCOME TAX PROVISION. The Company incurred income tax expense of $534,000 and $988,000 during the three and nine months ended March 31, 1997, as compared to $293,000 and $542,000 during the respective periods in the prior year. The Company's effective tax rate amounted to 39.0% and 38.8% during the three and nine months ended March 31, 1997, as compared to 32.6% and 32.0% during the respective periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 5% of certain liabilities as defined by the Office of Thrift Supervision ("OTS"). The regulatory liquidity of the Bank was 5.19% at March 31, 1997, as compared to 5.53% and 5.36% at June 30, 1996 and 1995, respectively. At March 31, 1997, the Bank's average "liquid" assets totalled approximately $22.7 million, which was $851,000 in excess of the current OTS minimum requirement.

    The Company manages its liquidity so as to maintain a minimum regulatory ratio of 5%. However, as a result of the Company's active portfolio management, the Bank's regulatory liquidity can be expected to fluctuate from a minimum of 5% to approximately 6%, based upon investment alternatives available and market conditions. In addition, the Company also calculates the amount of cash which could be raised in one, seven or thirty days, either by selling unpledged assets or by borrowing against them. The ratio of this amount of liquidity to total deposits generally ranges from over 50% to 90% or more for one- and thirty-day time frames, respectively. At March 31, 1997, the Company's total approved originated loan commitments outstanding amounted to $292,000 and the unused lines of credit outstanding totalled $1.1 million. At the same date, commitments outstanding to purchase investment securities and loans were $94.0 million and $7.1 million respectively, offset by $112.0 million of commitments to sell investment securities. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totalled $65.2 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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


                                HARRINGTON FINANCIAL GROUP, INC.


DATE: MAY 9, 1997               BY:   /S/ CRAIG J. CERNY
                                    --------------------------------
                                    CRAIG J. CERNY
                                    PRESIDENT


DATE: MAY 9, 1997               BY:   /S/ CATHERINE A. HABSCHMIDT
                                    ---------------------------------
                                    CATHERINE A. HABSCHMIDT
                                    CHIEF FINANCIAL OFFICER AND TREASURER