Form 10-K
period 1997-06-30
HARRINGTON FINANCIAL GROUP INC
filed 1997-09-29
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Indiana                                 48-1050267
------------------------------------------         -------------------------
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification Number)

    722 East Main Street, P. O. Box 968
             Richmond, Indiana                               47375
------------------------------------------         --------------------------
           (Address of Principal                           (Zip Code)
            Executive Offices)

       Registrant's telephone number, including area code: (765) 962-8531

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.125 per share)
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 19, 1997, the aggregate value of the 943,690 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,313,048 shares held by all directors and executive officers of the Registrant as a group, was approximately $12.7 million. This figure is based on the last known trade price of $13.50 per share of the Registrant's Common Stock on September 19, 1997.

                  Number of shares of Common Stock outstanding
                      as of September 19, 1997: 3,256,738

                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.         Business

General

         Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The Bank is a federally chartered savings bank which conducts business through four full-service offices located in Carmel, Fishers and Noblesville, Indiana, suburbs of Indianapolis, and Richmond, Indiana. The Company was organized in March 1988 in connection with its acquisition of the Bank. The Bank was originally organized in 1889 as an Indiana-chartered savings association under the name "The Peoples Home and Savings Association of Richmond, Indiana." In 1936, the Bank obtained federal insurance and in 1984 adopted a federal charter and changed its name to "Peoples Federal Savings Association." In 1985, the Bank converted from mutual to stock form and, in March 1994, changed its name to "Harrington Bank, FSB." On May 6, 1996, the Company sold 1,265,000 shares of common stock at $10.00 per share to investors in an initial public offering resulting in gross proceeds of $12,650,000 to the Company. Net proceeds to the Company after offering expenses were $11,437,000. At June 30, 1997, the Company had total consolidated assets of $446.8 million, total consolidated borrowings of $281.6 million, total consolidated deposits of $136.2 million, and total consolidated stockholders' equity of $25.0 million.

         The Company was organized in March 1988 by certain principals of Smith Breeden Associates, Inc. ("Smith Breeden") for the sole purpose of acquiring the Bank. This investor group purchased the Bank with the intention of expanding the Bank's mortgage originations, investment and retail operations and improving the Bank's return on equity. The Company has contracted with Smith Breeden for the provision of consulting services regarding, among other things, providing advice on management of its investments and borrowings, the pricing of loans and deposits, and the use of various financial instruments to reduce interest rate risk. Certain directors of the Company and the Bank are principals or affiliates of Smith Breeden.

         The Company attempts to achieve attractive returns consistent with prudent risk management by: (i) controlling interest rate risk by using interest rate risk management contracts to match the interest rate sensitivity of its assets to that of its liabilities; (ii) controlling credit risk by maintaining a substantial portion of the Company's assets in mortgage-backed and related securities and single-family residential loans; (iii) expanding its retail banking locations and product offerings in order to build a strong retail franchise; and (iv) the pursuit of acquisition opportunities when appropriate.

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

       Control Credit Risk. In order to limit the Company's credit exposure and as part of its strategy to earn a positive interest rate spread, the Company maintains a substantial portion of its assets in mortgage-backed and related securities, which are primarily issued or guaranteed by U.S. Government agencies or government sponsored enterprises, and single-family residential loans. At June 30, 1997, the Company's investment in mortgage-backed and related securities amounted to $311.6 million or 97.9% of the Company's securities portfolio (both held for trading and available for sale) and 69.8% of the Company's total assets. In addition, as of such date, the Company's investment in single-family residential loans amounted to $91.1 million or 20.4% of total assets. See "- Lending" and "- Investment Activities."

       Increase Emphasis on Retail Banking. An integral part of the Company's strategy is to increase the Bank's emphasis on retail products and services. The Company's primary lending emphasis is on the origination (both directly and through correspondents) of loans secured by first liens on single-family (one-to-four units) residences. Originations of such loans have increased from $18.9 million during fiscal 1995 to $41.6 million during fiscal 1996 and decreased slightly to $37.2 million during fiscal 1997. See "- Lending Activities." In addition, the Company's retail deposits (including transaction accounts and retail certificates of deposit) have increased from $82.3 million or 71.4% of total deposits at June 30, 1995 to $123.5 million or 90.7% of total deposits at June 30, 1997. See "- Sources of Funds Deposits." The Company believes that single-family residential loan originations generally offer attractive risk adjusted returns and, with respect to direct originations, allow the Company to establish a relationship with the underlying borrower which the Company can utilize to cross-sell additional products and services. In addition, the Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income, and also permit the further cross-selling of additional products and services. Consequently, the Company expects to continue to focus on increasing its retail deposit base and its portfolio of single-family residential loans.

       Asset Growth and Acquisitions. The Company has and will continue to pursue a policy of utilizing its existing capital and infrastructure to grow through the purchase of mortgage-backed and related securities and the continued growth of the Bank's retail operations consistent with Board mandated capital levels. The Company will also consider acquisition opportunities when it perceives that they are advantageous to the Company and its stockholders. There are currently no plans, arrangements, understandings or agreements regarding any such acquisition opportunities.

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Indianapolis, which is one of the 12 regional banks which comprise the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. See "- Supervision and Regulation."

Investment Advisor

         Smith Breeden is a money management and consulting firm involved in (i) money management for separate accounts such as corporate, state and municipal pensions, endowments and mutual funds, (ii) financial institution consulting and investment advice, and (iii) equity investments. Smith Breeden specializes in mortgage-backed and related securities, interest rate risk management, and the application of option pricing to loans and investments. Smith Breeden currently advises, or manages on a discretionary basis, assets totaling approximately $18 billion. The firm has acted as a consultant to banks, thrifts and governmental agencies charged with the regulation of financial institutions and the resolution of troubled thrifts.

         Smith Breeden was co-founded in 1982 by Douglas T. Breeden and Gregory Smith, who retired in 1988. Dr. Breeden is Chairman of the Board of the Company and currently is a Research Professor of Finance at Duke University's Fuqua School of Business. He previously served on the faculty at Massachusetts Institute of Technology, the University of Chicago and Stanford University, where he obtained his Ph.D. in Finance.

         Since 1988, Smith Breeden and certain of its principals have been involved in making equity investments in financial institutions in tandem with the application of modern investment and interest rate risk management techniques. Certain of the principals of Smith Breeden are investors in other banks and thrift institutions.

         Smith Breeden is based in Chapel Hill, North Carolina, and employs over 67 people in its main office and its offices in Overland Park, Kansas, Dallas, Texas and Boulder, Colorado.

Lending Activities

         General. At June 30, 1997, the Bank's net loan portfolio totaled $94.0 million, representing approximately 21.0% of the Company's $446.8 million of total assets at that date. In addition to utilizing option-adjusted pricing analysis in order to manage the Company's investment portfolio, the Company also uses such analysis to price its loan originations and ascertain the net spread expected to be earned with respect to the Bank's loan portfolio. The Bank's primary focus with respect to its lending operations has historically been the direct origination and servicing of single-family residential mortgage loans. Since fiscal 1995, the Bank has also been active in originating whole residential mortgage loans through correspondents which meet its pricing and credit quality objectives. To a much lesser extent, the Bank originates commercial real estate loans and consumer loans. Substantially all of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

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

         As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Company estimates that at June 30, 1997, approximately 88% of the loans in the Bank's portfolio are secured by properties located or made to customers residing in its primary market area, which consists of Wayne and Hamilton counties in eastern and central Indiana and contiguous counties.

         Although the Bank has historically originated loans with lesser dollar balances than are permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1997, the Bank's regulatory limit on loans-to-one borrower was $4.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $578,000, $564,000, $395,000, $375,000 and $369,000. All five of the Bank's largest loans or groups of loans are secured primarily by single-family residential real estate located in its primary market area and were performing in accordance with their terms at June 30, 1997.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                          June 30,
                                     ---------------------------------------------------------------------------------------
                                               1997                         1996                          1995
                                     -------------------------- ----------------------------- ------------------------------
                                       Amount        Percent        Amount         Percent         Amount         Percent
                                     ------------   ----------- ---------------  ------------ -----------------  -----------
                                                                   (Dollars in Thousands)

Single-family residential (1)          $91,140          97.2%     $64,899            97.8%        $35,998              96.1%
Commercial real estate (2)                 258           0.3          441             0.7             711               1.9
                                       -------         -----      -------           -----         -------             -----
     Total real estate loans            91,398          97.5       65,340            98.5          36,709              98.0
Consumer loans:
     Deposit secured                       252           0.2          267             0.4             255               0.7
     Home improvement/equity             2,136           2.3          732             1.1             498               1.3
     Other                                   --          --             --            --               --               --
                                       --------        -----      --------          -----         -------             -----
       Total consumer loans              2,388           2.5          999             1.5             753               2.0
                                       -------         -----      -------           -----         -------             -----
         Total loans                    93,786         100.0%      66,339           100.0%         37,462             100.0%
                                                       =====                        =====                             =====
Less:
     Unamortized push-down
       accounting adjustment (3)          (136)                      (182)                           (350)
     Unamortized discount on loans         --                          (7)                            (13)
     Undisbursed funds (4)                  (9)                      (420)                            (43)
     Deferred loan origination
       (fees) costs                        530                        315                              75
     Allowance for loan losses            (213)                      (120)                           (121)
                                       -------                    -------                         -------
       Net loans                       $93,958                    $65,925                         $37,010
                                       =======                    =======                         =======

                                                            June 30,
                                     ------------------------------------------------------
                                               1994                        1993
                                     --------------------------  --------------------------
                                        Amount        Percent       Amount       Percent
                                     --------------  ----------  -------------  -----------
                                                    (Dollars in Thousands)
Single-family residential (1)             $20,525        96.6%       $16,696        96.0%
Commercial real estate (2)                    349         1.6            456         2.6
                                          -------       -----        -------       -----
     Total real estate loans               20,874        98.2         17,152        98.6
Consumer loans:
     Deposit secured                          150         0.7             88         0.5
     Home improvement/equity                  210         1.0            160         0.9
     Other                                     17         0.1              3         --
                                          -------       -----        -------       -----
       Total consumer loans                   377         1.8            251         1.4
                                          -------       -----        -------       -----
         Total loans                       21,251       100.0%        17,403       100.0%
                                                        =====                      =====
Less:
     Unamortized push-down
       accounting adjustment (3)             (419)                      (592)
     Unamortized discount on loans            (19)                       (21)
     Undisbursed funds (4)                     (8)                        (7)
     Deferred loan origination
       (fees) costs                           (17)                        (7)
     Allowance for loan losses               (106)                      (156)
                                          -------                    -------
       Net loans                          $20,682                    $16,620
                                          =======                    =======

-------------------------------------

(1) Includes single-family residential construction loans. At June 30, 1997, the Bank's single-family residential loan portfolio included $151,000 of single-family residential construction loans.

(2)    Includes $258,000,  $291,000, $321,000, $349,000 and $456,000 of mortgage revenue bonds secured by commercial real estate at each of the respective dates.

(3) Reflects the balance of the fair value adjustments made on the loan portfolio as a result of the completion in September 1988 of the Company's acquisition of the Bank, which acquisition was accounted for under the purchase method of accounting.

(4)    Includes   undisbursed   funds  relating  to  single-family   residential
       construction loans.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items.

                                                              Due After            Due After
                                       Due in One            One to Five          Five or More
                                      Year or Less              Years                Years                Total
                                   --------------------     ----------------    ------------------    ---------------
                                                                       (In Thousands)
Single-family residential                $ 195                  $ 560              $ 90,385               $ 91,140
Commercial real estate                      --                     --                   258                    258
Consumer                                   226                    228                 1,934                  2,388
                                         -----                  -----              --------               --------
     Total                               $ 421                  $ 788              $ 92,577               $ 93,786
                                         =====                  =====              ========               ========

         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1997, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                           Floating or
                                                  Fixed Rates           Adjustable-Rates                 Total
                                               ------------------     -----------------------      -------------------
                                                                         (In Thousands)
Single-family residential                         $ 56,567                     $ 34,378                $ 90,945
Commercial real estate                                 258                           --                     258
Consumer                                               957                        1,205                   2,162
                                                  --------                     --------                --------
    Total                                         $ 57,782                     $ 35,583                $ 93,365
                                                  ========                     ========                ========

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

         Mortgage loan applications are reviewed by Bank employees who have approval authority up to designated limits. All loans in excess of an individual's designated limits are referred to the Bank's Loan Committee, which has approval authority for all loans up to $1.0 million. Any loans exceeding $1.0 million (of which, at June 30, 1997, there were none) must be approved by the Board of Directors of the Bank. In addition, the Board of Directors of the Bank ratifies all loans originated and purchased by the Bank.

         The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. From fiscal 1991 to fiscal 1993, the Bank sold substantially all of its fixed-rate single-family residential loans to FNMA in the secondary market as a means of generating fee income as well as providing additional funds for lending, investing and other purposes. Sales of loans were generally under terms which did not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. With respect to such loan sales, the Company generally retained responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sold, and received a fee for performing these services. At June 30, 1997, the Company was servicing $4.7 million of loans for others.

         During fiscal year 1994, the Bank initiated programs to increase its portfolio of single-family residential loans and terminated its loan sale program. In addition, during fiscal 1995, the Bank began originating single-family residential loans through a correspondent mortgage banking company headquartered in Indianapolis, Indiana. During fiscal 1997, the Bank expanded its correspondent relationships with an additional mortgage banking company in Indianapolis, Indiana and a company in Overland Park, Kansas. The Bank plans to expand further its single-family residential loan portfolio through the use of additional correspondent mortgage banking companies in the future.

         The Bank requires that all loans originated through correspondents be underwritten in accordance with its underwriting guidelines and standards. The Bank reviews the loans for adherence to its underwriting standards prior to acceptance from the correspondent. Such loans are obtained with servicing released.

         The following table sets forth the loan origination activity of the Company during the periods indicated.

                                                                           Year Ended June 30,
                                                    -------------------------------------------------------------------
                                                           1997                    1996                   1995
                                                    --------------------    -------------------    --------------------
                                                                          (Dollars in Thousands)
Direct loan originations:
  Single-family residential                                $12,615                $18,895                 $ 9,082
  Commercial real estate                                        --                     --                   1,387
  Consumer                                                   2,931                  1,246                   1,255
                                                           -------                -------                 -------
    Total loans originated
      directly                                              15,546                 20,141                  11,724
Originations by
  correspondents (1)                                        24,545                 22,721                   9,830
                                                           -------                -------                 -------
    Total loans originated                                  40,091                 42,862                  21,554
Loan principal reductions                                  (12,233)               (13,985)                 (5,343)
                                                           -------                -------                 -------
Net increase in loan portfolio                             $27,858                $28,877                 $16,211
                                                           =======                =======                 =======

----------------------------------------------

(1) Consisted solely of single-family residential loans.


         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1997, $91.1 million or 97.2% of the Bank's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

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

         Since the early 1980s, the Bank has also been offering adjustable-rate single-family residential mortgage loans. Such loans generally have up to 30-year terms and an interest rate which adjusts after one, three or five years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 36.7% of the single-family residential loans in the Bank's loan portfolio at June 30, 1997 had adjustable interest rates.

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

         Although the Bank does not emphasize the origination of residential construction loans, in recent years the Bank has occasionally originated loans in its primary market area to construct single-family residences. At June 30, 1997, the Bank had one construction loan amounting to $151,000 or 0.2% of the Bank's total loan portfolio.

         Commercial Real Estate Loans. At June 30, 1997, $258,000 or 0.3% of the Bank's total loan portfolio consisted of loans secured by commercial real estate. At June 30, 1997, the Bank's commercial real estate loan portfolio included two mortgage revenue bonds secured by commercial buildings located within the Company's primary market area.

         Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. The Bank is considering expanding its commercial lending business by recruiting or acquiring additional expertise to expand the commercial lending operations. In the interim, the Bank intends to continue to originate small commercial real estate loans on a case-by-case basis that comply with its strict underwriting standards, including stringent loan-to-value requirements and conservative debt coverage ratios.

         Consumer Loans. The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally have higher interest spreads than mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, home improvement loans and deposit account secured loans. At June 30, 1997, $2.4 million or 2.5% of the Bank's total loan portfolio consisted of consumer loans.

         Home equity loans and lines of credit are originated by the Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home improvement loans in amounts up to 95% of the appraised value, less the amount of any existing prior liens on the property, provided the loan is guaranteed by an approved insurer. Home equity loans and home improvement loans have a maximum term of twenty years and carry fixed interest rates. Home equity lines of credit have a maximum repayment term of 10 years, a five-year term with respect to draws, and carry interest rates which adjust monthly in accordance with a designated prime rate. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. At June 30, 1997, home equity loans and lines of credit and home improvement loans totaled $2.1 million or 89.4% of the Bank's total consumer loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $252,000 or 10.6% of the Bank's total consumer loan portfolio at June 30, 1997. Such loans are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

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

         Non-Performing Assets. All loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the probability of collection of additional interest is deemed insufficient to warrant further accrual. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more except when the estimated value of the collateral and collection efforts are deemed sufficient to ensure full recovery. The Bank provides an allowance for the loss of uncollected interest on all non-accrual loans. Impaired loans covered under Statement of Financial Accounting Standards ("SFAS") No. 114 and No. 118 are defined by the Company to consist of non-accrual commercial loans which have not been collectively evaluated for impairment. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

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

                                                                         June 30,
                                      -------------------------------------------------------------------------------
                                          1997            1996             1995             1994            1993
                                      -------------   -------------    -------------    -------------   -------------
                                                                  (Dollars in Thousands)
Non-accruing loans:
    Single-family residential            $  336          $  261           $  350            $  559           $449
    Commercial real estate                   --              --               --                --             50
                                         ------          ------           ------            ------           ----
    Total non-accruing loans                336             261              350               559            499
Accruing loans greater than
    90 days delinquent                       --              --               --                --             --
                                         ------          ------           ------            ------           ----
      Total non-performing loans            336             261              350               559            499
Real estate owned                            --              --               --                --             26
Other non-performing assets (1)             789           1,088            1,415             2,282             --
                                         ------          ------           ------            ------           ----
      Total non-performing assets        $1,125          $1,349           $1,765            $2,841           $525
                                         ======          ======           ======            ======           ====
      Total non-performing loans as a
        percentage  of  total loans        0.36%           0.40%            0.95%             2.70%         3.00%
                                           ====            ====             ====              ====          ====
      Total non-performing assets as a
        percentage of total assets         0.25%           0.32%            0.59%             1.34%         0.24%
                                           ====            ====             ====              ====          ====

-------------------------------------

(1)    Consists of a non-agency  participation  certificate.  See "-  Classified
       Assets."

         The interest income that would have been recorded during the years ended June 30, 1997, 1996, 1995, 1994 and 1993 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $6,000, $6,000, $13,000, $26,000 and $46,000, respectively.

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

         The Bank's classified assets at June 30, 1997 consisted of $1.0 million of assets classified as substandard (including $217,000 of loans and $789,000 of securities) and no loans classified as doubtful. In addition, at June 30, 1997, $513,000 of the Bank's loans were designated special mention.

         The $789,000 of securities classified as substandard at June 30, 1997 relates to a single non-agency participation certificate which was purchased by the Bank during fiscal 1991. The security was issued by a savings institution located in Huntington Beach, California and the underlying mortgages consist of six-month adjustable-rate notes (priced off of LIBOR) which are secured by single-family properties located in southern California. As of June 30, 1997, approximately 33.0% of the underlying mortgages were at least 30 days past due and/or in foreclosure or already foreclosed upon by the servicer. The security was structured into both senior and subordinate classes and the Bank owns only senior classes. As of June 30, 1997, the pool had cumulative realized losses of $21.4 million which were initially absorbed by certain credit supports and subsequently absorbed by subordinate certificate holders. Currently, senior certificate holders (such as the Bank) are having to absorb the losses. The credit supports, which totaled $11.0 million at the date of issuance, had been depleted as of June 30, 1997. The security is currently held in the Bank's available for sale portfolio and its $789,000 carrying value at June 30, 1997 reflects $76,000 of net unrealized losses as of such date as well as $414,000 and $253,000 of write-downs with respect to such security which were recognized by the Bank during fiscal 1995 and 1994, respectively.

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

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimating credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                 Year Ended June 30,
                                   ----------------------------------------------------------------------------------
                                       1997            1996            1995             1994              1993
                                   -------------    ------------    ------------    --------------    --------------
                                                                (Dollars in Thousands)
Total loans outstanding, net         $93,958          $65,925         $37,010          $20,682           $16,620
                                     =======          =======         =======          =======           =======
Average loans outstanding, net       $78,545          $52,399         $25,467          $19,369           $19,437
                                     =======          =======         =======          =======           =======
Balance at beginning of period       $   120          $   121         $   106          $   156           $    99
Charge-offs:
  Single-family residential               --               --              --                2                --
  Commercial real estate (1)              --               --              --               45                --
  Consumer                                --               --              --               --                10
                                     -------          -------         -------          -------           -------
    Total charge-offs                     --               --              --               47                10
Recoveries:
 Single-family residential                 1               --              --               --                --
  Consumer                                --               --              --               --                 1
                                     -------          -------         -------          -------           -------
    Total recoveries                       1               --              --               --                 1
                                     -------          -------         -------          -------           -------
Net charge-offs                           (1)              --              --               47                 9
Provision (recovery) for loan             92               (1)             15               (3)               66
                                     -------          -------         -------          -------           -------
losses
Balance at end of period             $   213          $   120         $   121          $   106           $   156
                                     =======          =======         =======          =======           =======
Allowance for loan losses as a
  percent of total loans
  outstanding                            0.2%             0.2%            0.3%             0.5%              0.9%
                                     =======          =======         =======          =======           =======
Ratio of net charge-offs to
  average loans outstanding               --%              --%             --%             0.2%               --%
                                     =======          =======         =======          =======           =======

----------------------------------

(1) The $45,000 charge-off during fiscal 1994 related to a mortgage revenue bond secured by commercial real estate.


         The Bank established provisions (recoveries) for loan losses of $92,000, $(1,000), $15,000, $(3,000) and $66,000 during the years ended June 30,
1997, 1996, 1995, 1994 and 1993 respectively. During such periods, loan charge-offs (net of recoveries) amounted to $(1,000), $0, $0, $47,000 and $9,000, respectively. The increases in the provision for loan losses during the periods presented were due to substantial growth in the Company's mortgage loan portfolio.

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan categories at the dates indicated.

                                                                    June 30,
                           ------------------------------------------------------------------------------------------
                                      1997                           1996                          1995
                           ----------------------------  -----------------------------  ----------------------------
                                          Percent of                     Percent of                     Percent of
                                           Loans in                    Loans in Each                     Loans in
                                             Each                       Category to                        Each
                              Amount      Category to      Amount       Total Loans        Amount      Category to
                                          Total Loans                                                  Total Loans
                           ------------- --------------  ------------  ---------------  -------------  -------------
                                                             (Dollars in Thousands)
Single-family residential         $ 188         97.2%           $ 95          97.8%           $ 96            96.1%
  loans
Commercial real estate               10          0.3              10           0.7              10             1.9
  loans(1)
Consumer loans                       15          2.5              15           1.5              15             2.0
                                  -----        -----           -----         -----           -----           -----
     Total                        $ 213        100.0%          $ 120         100.0%          $ 121           100.0%
                                  =====        =====           =====         =====           =====           =====

                                                     June 30,
                           --------------------------------------------------------------
                                       1994                            1993
                           ------------------------------  ------------------------------
                                            Percent of                      Percent of
                                             Loans in                        Loans in
                                               Each                            Each
                              Amount        Category to       Amount        Category to
                                            Total Loans                     Total Loans
                           -------------   --------------  -------------   --------------
                                               (Dollars in Thousands)
Single-family residential        $ 91             96.6%          $ 96              96.0%
  loans
Commercial real estate           --                1.6             45               2.6
  loans(1)
Consumer loans                     15              1.8             15               1.4
                                -----            -----          -----             -----
     Total                      $ 106            100.0%         $ 156             100.0%
                                =====            =====          =====             =====

---------------------------

(1) Includes mortgage revenue bonds.

Investment Activities

         General. The Company's securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Bank's Board of Directors on an annual basis. The management of the securities portfolio is set in accordance with the direction of the Bank's Investment Committee. In addition, the Bank has entered into an agreement with Smith Breeden whereby Smith Breeden has been appointed as investment advisor with respect to the management of the Bank's securities portfolio. With the assistance of Smith Breeden, the Bank's Chief Executive Officer and Chief Investment Officer execute various transactions with respect to the portfolio and are responsible for informing the Investment Committee of the types of investments available, the status and performance of the portfolio and current market conditions. The investment officers are authorized to: purchase or sell any securities as well as commitments to hedge eligible investments; purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the Investment Committee; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any one investment officer has the authority to purchase or sell securities up to $5.0 million in any one transaction and acting together, two members of the Investment Committee have authority to purchase or sell securities up to $10.0 million in any one transaction. For purchases or sales greater than $10.0 million, the prior approval of a majority of the Investment Committee is required. Investment officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, both the Investment Committee and the Board of Directors of the Bank ratify all securities purchased and sold by the Bank.

         The Company invests in a portfolio of mortgage-backed securities, mortgage-backed derivative securities, interest rate risk management contracts, equity securities and municipal bonds. In selecting securities for its portfolio, the Company employs option-adjusted pricing analysis with the assistance of Smith Breeden in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the duration matched funding cost, the costs of the options embedded in the investment's cash flows (such as a borrower's ability to prepay a mortgage), credit costs, if any, and servicing costs. The objective of the Company's investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.

         The Company actively manages its securities portfolio in order to enhance net interest and other income on a risk-adjusted basis. As a result, the Company continuously monitors the net risk-adjusted spreads of its investments and compares them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), the Company will sell individual securities prior to their maturity and reinvest the proceeds into new investments which generally carry wider risk-adjusted spreads. The Company's securities portfolio also contains various interest rate risk management contracts (such as interest rate swaps, collars, caps, floors, options and futures) which are primarily utilized to hedge the Company's interest rate exposure in the trading portfolio and which require active management in order to respond to changing market conditions.

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

         Mortgage-Backed and Related Securities. At June 30, 1997, the Company's mortgage-backed and related securities portfolio (including $28.5 million of mortgage-backed derivative securities) amounted to $311.6 million or 97.9% of the Company's securities portfolio (both held for trading and available for sale) and 69.8% of the Company's total assets. By investing in mortgage-backed and related securities, management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

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

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The term of a mortgage-backed pass-through security thus approximates the term of the underlying mortgages.

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

         The OTS has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as interest-only and principal-only strips) which possess average life or price volatility in excess of a benchmark fixed-rate 30-year mortgage-backed security are "high risk mortgage securities," and must be carried in the institution's trading account or as assets held for sale, and therefore marked to market on a regular basis. At June 30, 1997, $25.0 million or 8.0% of the securities held in the Company's portfolio consisted of such "high risk mortgage securities," as defined in such policy statement. However, the Bank is in compliance with this OTS policy statement since all of such securities are held in the Company's trading account and marked to market on a regular basis in accordance with generally accepted accounting principles.

         Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk. However, unlike most fixed-income securities, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to mortgage-backed and related securities) than is the case with non-callable fixed-income securities. Furthermore, mortgage-backed derivative securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile. Nevertheless, the Company attempts to hedge against both interest rate and prepayment risk.

         Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual mortgage loans (which enhances the Company's ability to actively manage its portfolio) and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1997, $257.8 million or 81.0% of the Company's mortgage-backed and related securities were pledged to secure various obligations of the Company (such as reverse repurchase agreements and interest rate swaps). In addition, as a result of the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a relatively low level of operating expenses. Furthermore, mortgage-backed derivative securities are often utilized by the Company to internally hedge its interest rate exposure and can be attractive alternatives to other hedge vehicles when their option-adjusted spreads are abnormally wide.

         The following table sets forth information relating to the amortized cost and market value of the Company's securities held for trading and securities available for sale portfolios.

                                                                                        June 30,
                                                  ----------------------------------------------------------------------------------
                                                             1997                         1996                         1995
                                                  -----------------------      -----------------------      ------------------------
                                                  Amortized       Market        Amortized      Market        Amortized      Market
                                                     Cost         Value          Cost          Value           Cost         Value
                                                  ---------     ---------      ---------     ---------      ---------     ---------
                                                                                   (In Thousands)
Securities held for trading:
  FHLMC participation .......................     $  41,194     $  41,516      $  83,329     $  83,384      $  54,685     $  55,247
    certificates
  FNMA participation ........................        68,800        69,355         66,182        65,997         68,286        69,201
    certificates
  GNMA participation ........................       165,894       168,102        153,048       154,240         90,408        91,751
    certificates
  Non-agency participation
    certificates ............................         2,545         2,502          3,209         3,154          3,893         3,918
                                                  ---------     ---------      ---------     ---------      ---------     ---------
    Total mortgage-backed ...................       278,433       281,475        305,768       306,775        217,272       220,117
      securities
  Collateralized mortgage ...................        25,789        26,032          6,131         6,379         12,910        13,022
    obligations
  Residuals .................................           508         1,036            707           778          4,470         4,364
  Interest-only strips ......................         2,028         1,449          3,442         2,792          4,570         2,998
  Principal only strips .....................           821           860          1,028         1,010            781           803
                                                  ---------     ---------      ---------     ---------      ---------     ---------
    Total mortgage-backed
      derivative securities .................        29,146        29,377         11,308        10,959         22,731        21,187
  Interest rate swaps .......................          --             581           --             620           --            (219)
  Interest rate collar ......................            50            (8)            83            (8)           155           (71)
  Interest rate caps ........................         3,025         1,545          3,692         3,074          2,297         1,995
  Interest rate floors ......................         3,916         3,541          2,535         2,970          1,544         3,409
  Options ...................................            78            24             54            65            266           200
  Futures ...................................          --             356           --            (784)          --            (134)
                                                  ---------     ---------      ---------     ---------      ---------     ---------

    Total interest rate .....................         7,069         6,039          6,364         5,937          4,262         5,180
      contracts
  Equity securities .........................           305           464            496           550            223           249
                                                  ---------     ---------      ---------     ---------      ---------     ---------
    Total securities held for
      trading ...............................     $ 314,953     $ 317,355      $ 323,936     $ 324,221      $ 244,488     $ 246,733
                                                  =========     =========      =========     =========      =========     =========
Securities available for sale:
  Non-agency participation
    certificates ............................     $     866     $     790      $   1,141     $   1,088      $   1,426     $   1,415
                                                  ---------     ---------      ---------     ---------      ---------     ---------
    Total mortgage-backed
      securities ............................           866           790          1,141         1,088          1,426         1,415
  Municipal bonds ...........................           317           335            921           962          1,017         1,126
                                                  ---------     ---------      ---------     ---------      ---------     ---------
    Total securities available
      for sale ..............................     $   1,183     $   1,125      $   2,062     $   2,050      $   2,443     $   2,541
                                                  =========     =========      =========     =========      =========     =========

The following table sets forth the market value of the Company's securities activities (both held for trading and available for sale) for the periods indicated:

                                                     At or For the Years
                                                        Ended June 30,
                                            -----------------------------------
                                               1997         1996         1995
                                            ---------    ---------    ---------
                                                       (In Thousands)
Beginning balance .......................   $ 321,897    $ 249,274    $ 174,347
  Mortgage-backed securities
    purchased - held for trading ........     890,623      385,542      497,660
  Collateralized mortgage obligations
    purchased - held for trading ........     19,823          --          7,093
  Mortgage-backed derivative
    securities purchased -
    held for trading.....................        --            495        2,741
  Interest rate contracts purchased -
    held for trading ....................       3,320        4,161        1,935
  Equity securities purchased -
    held for trading ....................        --            545          880
                                            ---------    ---------    ---------
    Total securities purchased ..........     913,766      390,743      510,309

Less:
  Sale of mortgage-backed securities -
    held for trading ....................     887,468      276,482      394,924
  Sale of collateralized mortgage
    obligations - held for trading ......        --          7,798       17,321
  Sale of mortgage-backed derivative
    securities - held for trading .......         625        3,642        6,933
  Sale of interest rate contracts -
    held for trading ....................         132        1,973       (1,450)
  Sale of equity securities -
    held for trading ....................         204          314        1,081
                                            ---------    ---------    ---------

    Total securities sold ...............     888,429      290,209      418,809

Less proceeds from maturities of
  securities ............................      27,277       25,829       16,372
Realized gain (loss) on sale of
  securities held for trading ...........      (1,623)       1,834           66
Unrealized gain (loss) on securities
  held for trading ......................       2,117       (1,960)       1,535
Change in net unrealized gain (loss)
  on securities available for sale.......         (46)         (69)          97
Amortization of premium .................      (1,925)      (1,887)      (1,485)
Permanent impairment of securities
  available for sale ....................        --           --           (414)
                                            ---------    ---------    ---------
Ending balance ..........................   $ 318,480    $ 321,897    $ 249,274
                                            =========    =========    =========

         At June 30, 1997, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At June 30, 1997, of the $311.6 million of mortgage-backed and related securities held by the Company, an aggregate of $97.6 million were secured by fixed-rate mortgage loans and an aggregate of $214.0 million were secured by adjustable-rate mortgage loans.

         Other Securities. Other securities owned by the Company at June 30, 1997 include various interest rate risk management contracts, including interest rate swaps, collars, caps, floors, options and futures, equity securities and municipal bonds. At June 30, 1997, the carrying value of the Company's interest rate contracts, equity securities and municipal bonds amounted to $6.0 million, $464,000 and $335,000, respectively. The municipal bonds held by the Company at June 30, 1997 were scheduled to mature between three and four years. See Note 2 to the Notes to Consolidated Financial Statements.

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

         The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of value-added products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Management estimates that as of June 30, 1997, non-retail deposit accounts totaled $12.7 million or 9.3% of the Bank's total deposits. These non-retail deposits consist largely of jumbo certificates of deposit, inverse variable-rate certificates (which are obtained through brokers) and brokered deposits. The Bank's jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank. The Bank's inverse variable-rate certificates carry rates which fluctuate inversely with respect to market rates of interest. For example, if market rates of interest increase, the rates on the inverse variable-rate certificates would decrease, while if market rates of interest decrease, the rates on the inverse variable-rate certificates would increase. As a result, the Bank would generally be paying a higher rate on such certificates during a declining interest rate environment. The Bank offers inverse variable-rate certificates when they represent a lower cost source of funds.

         The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.

                                                                            June 30,
                                         ---------------------------------------------------------------------------------
                                                   1997                       1996                        1995
                                         --------------------------  -------------------------  --------------------------
                                                         Percent                    Percent                   Percent of
                                            Amount     of Deposits       Amount   of Deposits     Amount       Deposits
                                         ------------  ------------  ------------ ------------  ------------ -------------
                                                                      (Dollars in Thousands)
Transaction accounts:
  NOW and checking                        $   4,778          3.5%     $   4,529         3.4%      $  3,266         2.8%
  Savings accounts                           20,523         15.1         17,342        12.8         15,183        13.2
  Money market deposit accounts               1,930          1.4         1,576          1.2          1,976         1.7
                                           --------        -----       --------       -----       --------       -----
    Total transaction                        27,231         20.0         23,447        17.4         20,425        17.7
                                           --------        -----       --------       -----       --------       -----
       accounts


Certificates of deposit:
  Within 1 year                              74,586         54.8         75,343        55.7         57,304        49.8
  1-2 years                                  19,437         14.3         19,890        14.7         17,890        15.5
  2-3 years                                   7,486          5.5          8,093         6.0          6,844         5.9
  3-4 years                                   1,845          1.3          2,636         2.0          5,352         4.6
  Over 4 years                                5,590          4.1          5,734         4.2          7,497         6.5
                                           --------        -----       --------       -----       --------       -----
    Total certificate accounts              108,944         80.0        111,696        82.6         94,887        82.3
                                           --------        -----       --------       -----       --------       -----
    Total deposits                         $136,175        100.0%      $135,143       100.0%      $115,312       100.0%
                                           ========        =====       ========       =====       ========       =====

         The following table shows the distribution of and certain other information relating to the Bank's certificates of deposit as of the dates indicated.

                                                                            June 30,
                                         ---------------------------------------------------------------------------------
                                                   1997                       1996                        1995
                                         --------------------------  -------------------------  --------------------------
                                                         Percent                    Percent                   Percent of
                                            Amount     of Deposits       Amount   of Deposits     Amount       Deposits
                                         ------------  ------------  ------------ ------------  ------------ -------------
                                                                      (Dollars in Thousands)


Total retail certificates          $ 96,946           71.2%         $ 89,462            66.2%       $ 62,465            54.1%
                                  --------            ----         --------             ----        --------            ----
   Non-retail certificates:
   Jumbo certificates                2,420             1.8            6,041              4.4           9,963             8.6
   Inverse variable-rate
     certificates                    6,218             4.6            8,423              6.2           9,993             8.7
   Non-brokered out-of-state
     deposits                        3,064             2.2            7,276              5.4          11,476            10.0
   Brokered deposits                   296             0.2              494              0.4             990             0.9
                                  --------            ----         --------             ----        --------            ----
     Total non-retail
      certificates (1)              11,998             8.8           22,234             16.4          32,422            28.2
                                  --------            ----         --------             ----        --------            ----
Total certificates of
deposit                           $108,944            80.0%        $111,696             82.6%       $ 94,887            82.3%
                                  ========            ====         ========             ====        ========            ====

-------------------------------

(1) Of the Company's $12.0 million of non-retail certificates as of June 30, 1997, $1.9 million was scheduled to mature in six months or less, $2.2 million was scheduled to mature in 7-12 months, $3.7 million was scheduled to mature in 13-36 months and $4.2 million was scheduled to mature in over 36 months.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                 Year Ended June 30,
                                  -----------------------------------------------------------------------------------
                                            1997                        1996                        1995
                                  -------------------------  ---------------------------  ---------------------------
                                   Average       Average        Average       Average      Average        Average
                                   Balance      Rate Paid       Balance      Rate Paid     Balance       Rate Paid
                                  ------------ ------------  -------------- ------------  ------------  -------------
                                                               (Dollars in Thousands)
NOW and checking accounts           $  4,697          2.6%       $  3,813          2.9%      $  3,352         2.8%
Savings accounts                      20,463           4.1         15,922           3.9        16,068         3.5
Money market deposit
   accounts                            1,886           4.4          1,777           4.3         2,147         4.1
Certificates of deposit              109,756           5.9        103,981           6.1        99,443         5.9
                                    --------          ---        --------          ---       --------         ---
   Total deposits                   $136,802          5.5%       $125,493          5.7%      $121,010         5.5%
                                    ========          ===        ========          ===       ========         ===

         The following table sets forth the deposit account activities of the Bank during the periods indicated.

                                                    Year Ended June 30,
                                             1997          1996          1995
                                          ---------     ---------     ---------
                                                     (In Thousands)
Deposits ............................     $ 208,032     $ 213,601     $ 184,399
Withdrawals .........................       212,517       197,550       182,443
                                          ---------     ---------     ---------
Net increase (decrease) before
     interest credited ..............        (4,485)       16,051         1,956
Interest credited ...................         5,517         3,780         5,056
                                          ---------     ---------     ---------

Net increase in deposits ............     $   1,032     $  19,831     $   7,012
                                          =========     =========     =========

         The following table shows the interest rate and maturity information for the Bank's certificates of deposit at June 30, 1997.

                                                                     Maturity Date
                         ------------------------------------------------------------------------------------------------------
   Interest Rate         One Year or Less      Over 1-2 Years       Over 2-3 Years       Over 3 Years             Total
---------------------    ------------------    -----------------    -----------------   -----------------   -------------------
                                                                (Dollars in Thousands)
3.00% or less            $                     $                    $                   $                   $
                                --                   --                   --                  10                    10
3.01 - 5.00%                 4,894                  464                   65               1,025                 6,448
5.01 - 7.00%                68,462               16,298                6,359               5,134                96,253
7.01 - 9.00%                 1,135                2,446                1,055                 517                 5,153
9.01% or greater                95                  229                    7                 749                 1,080
                          --------             --------              -------             -------             ---------
Total                     $ 74,586             $ 19,437              $ 7,486             $ 7,435             $ 108,944
                          ========             ========              =======             =======             =========

         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1997.

              Certificates of deposit maturing
                     in quarter ending:                                           Amount
---------------------------------------------------------------      -----------------------------------
                                                                               (In Thousands)
September 30, 1997                                                               $ 7,780
December 31, 1997                                                                  3,808
March 31, 1998                                                                     1,334
After March 31, 1998                                                               4,963
                                                                                   -----
  Total certificates of deposit with
   balances of $100,000 or more                                                  $17,885
                                                                                  ======

         Borrowings.   The  following  table  sets  forth  certain   information
regarding the borrowings of the Company at or for the dates indicated.

                                                                At or For the Year Ended June 30,
                                                    -------------------------------------------------------------------
                                                           1997                     1996                   1995
                                                    ---------------------     ------------------     ------------------
                                                                          (Dollars in Thousands)
FHLB advances:
  Average balance outstanding                             $ 26,089                  $ 27,586             $ 31,051
  Maximum amount outstanding at
    any month-end during the period                         29,300                    31,000               31,000
  Balance outstanding at end of period                      26,000                    26,000               31,000
  Average interest rate during the
    period                                                    6.3%                      5.8%                  5.6%
  Average interest rate at end of period                      5.8%                      5.4%                  6.1%

Securities sold under agreements to repurchase:
  Average balance outstanding                             $306,034                  $148,523             $ 68,277
  Maximum amount outstanding at
    any month-end during the period                        343,427                   219,067              130,217
  Balance outstanding at end of period                     245,571                   219,067              130,217
  Average interest rate during the
    period                                                     5.4%                      5.6%                 5.4%
  Average interest rate at end of period                       5.5%                      5.2%                 6.0%

         The Company obtains both fixed-rate and variable-rate long-term and short-term advances from the FHLB of Indianapolis upon the security of certain of its residential first mortgage loans and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB of Indianapolis advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities or lending activities and have been collateralized with a blanket pledge agreement of the Bank's assets.

         Advances from the FHLB of Indianapolis are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently has two variable-rate advances from the FHLB of Indianapolis which mature in 1997. At June 30, 1997, the Company had total FHLB of Indianapolis advances of $26.0 million at a weighted average interest rate of 5.8%.

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

         In April 1993, the Company entered into a $10.0 million loan facility with an unrelated financial institution. This facility, as amended in 1997, includes a $10.0 million term loan (the "Refinancing Loan") and a non-revolving line of credit of $5.0 million. Proceeds from the Refinancing Loan were utilized to repay the unpaid balance of a $10.0 million loan that the Company obtained in 1988 in connection with its acquisition of the Bank, reduce the average interest rate paid on such indebtedness and increase the capitalization of the Bank. The loan facility matures in June 2000 and carries an interest rate equal to the prime rate published in the Wall Street Journal. The loan facility requires quarterly interest-only repayments with the unpaid principal balance outstanding payable in full at maturity. The loan facility is secured by (i) a general pledge agreement between the parties pursuant to which the Company has pledged 100% of the outstanding stock of the Bank; (ii) a security agreement between the parties pursuant to which the Company has provided a blanket security interest in all of its assets; and (iii) the assignment of life insurance policies on Messrs. Breeden and Cerny by the Company in the aggregate amount of $1.25 million. At June 30, 1997, the total balance of the loan facility was $10.0 million.


Trust and Fiduciary Services

         The Company also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through Harrington Investment Management and Trust Services ("Trust Department"), which was created in December 1994 as a separate division of the Bank. Services offered include financial services related to trusts and estates, money management, custodial services and pension and employee benefits consulting and plan administration. As of June 30, 1997, the Trust Department administered approximately 43 trust/fiduciary accounts, with aggregate assets of $27.6 million at such date. Gross fee income from the Trust Department amounted to $40,000 and $31,000 during fiscal 1997 and 1996, respectively, while the Trust Department recognized net losses with respect to its operations of $60,000 and $59,000 during the respective periods.

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

         Activities Restrictions. Although there are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution under applicable OTS regulations, the Company may be considered to be a multiple savings and loan holding company because principals and affiliates of Smith Breeden are deemed for regulatory purposes to control both the Company and Harrington West Financial Group, a savings and loan holding company which owns all of the outstanding common stock of Los Padres Savings Bank, F.S.B., Los Padres, California.

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

         In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1997, the Bank was in compliance with the above restrictions.

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

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

The Bank

         General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The last regulatory examination of the Bank by the OTS was conducted beginning on May 27, 1997. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         Both the SAIF and Bank Insurance Fund ("BIF") are statutorily required to be capitalized to a ratio of 1.25% of insured reserve deposits. The BIF met its required capitalization levels in 1995 and, as a result, most BIF insured banks have been paying significantly lower premiums than SAIF institutions. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, has recapitalized the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. Although this resulted in pre-tax expense of $830,000 recognized in the Company's earnings in fiscal year 1997, future earnings will be enhanced due to lower insurance premiums. The Bank's insurance premiums, which had amounted to $0.23 for every $100 of assessable deposits, were reduced to $0.065 for every $100 of assessable deposits beginning on January 1, 1997.

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at June 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1997, there were no such adjustments to the Bank's regulatory capital.

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

         Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4.0% and 10.0%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5.0%. At June 30, 1997, the Bank's liquidity ratio was 5.3%.

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

         In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to provide notice to the OTS of its intent to make a capital distribution. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

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

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At June 30, 1997, the qualified thrift investments of the Bank were approximately 97.6% of its portfolio assets.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1997, the Company had $26.0 million of FHLB advances. See "- Sources of Funds - Borrowings."

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1997, the Bank was in compliance with this requirement. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         Year. The Company files a consolidated federal income tax return on the basis of a fiscal year ending on June 30. The Company's federal income tax returns for the tax years ended June 30, 1994 forward are open under the statute of limitations and are subject to review by the IRS.

         Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interest in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning July 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning July 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of June 30, 1996 over (a) the greater of the balance of such reserves as of June 30, 1988 or (b) an amount that would have been the balance of such reserves as of June 30, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning July 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding July 1, 1996.

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

Item 2.           Properties

         The Company's principal executive office is located at 722 East Main Street, Richmond, Indiana, 47374. The following table sets forth certain information with respect to the offices and other properties of the Bank at June 30, 1997.

                                                                              Net Book Value
           Description/Address                     Leased/Owned               of Property(1)             Deposits
------------------------------------------     ---------------------      -----------------------    ------------------
                                                               (In Thousands)
Main Office                                            Owned                         $1,631                 $69,019
722 East Main Street
Richmond, Indiana

Carmel Branch (2)                                    Leased(3)                          103                  49,262
11592 Westfield Boulevard
Carmel, Indiana

Fishers Branch (4)                                     Owned                            930                  16,495
7150 East 116th Street
Fishers, Indiana

Noblesville Branch (5)                                 Owned                            920                   1,399
107 West Logan Street
Noblesville, Indiana

Geist Branch (6)                                       Owned                            391                      --
9775 Fall Creek Road
Indianapolis, Indiana

------------------------------------------

(1)      Includes leasehold improvements.

(2)      Branch opened in May 1994.

(3) The lease expires in June 2008 and may be extended for an additional ten years provided that proper notice is timely given.

(4)      Branch opened in December 1995.

(5)      Branch opened in June 1997.

(6)      Construction in progress. Branch is expected to open in December 1997.

Item 3.           Legal Proceedings.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares of the Company's common stock are traded nationally under the symbol "HFGI" on the Nasdaq National Market. The following table sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for fiscal years 1997 and 1996:

                                                 Stock Price per Share
                                       ------------------------------------------
                                        High              Low              Close           Dividends
                                        ----              ---              -----           ---------
1997
     First quarter                     $11.00            $ 9.50           $10.125               --
     Second quarter                     10.75             10.00             10.75               --
     Third quarter                      11.00              9.75             11.00               --
     Fourth quarter                    12.375             10.50            12.125            $0.03

1996
     Fourth quarter (1)                $11.00           $10.125            $10.50               --


(1) The Company's common stock commenced trading on May 10, 1996.

         There have been no stock dividends, stock splits or reverse stock splits. Payment of future dividends is subject to a declaration by the Company's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization and expected asset and liability growth of the Bank.

         At September 19, 1997 the Company had approximately 64 stockholders of record.

Item 6. Selected Financial Data.

         The information required herein is incorporated by reference from page 13 of the Registrant's 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required herein is incorporated by reference from pages 14 to 25 of the Registrant's 1997 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required herein is incorporated by reference from pages 15 to 19 of the Registrant's 1997 Annual Report.

Item 8. Financial Statements and Supplementary Data.

         The information required herein is incorporated by reference from pages 26 to 55 of the Registrant's 1997 Annual Report.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 2 to 9, and 11 of the Registrant's Proxy Statement dated September 24, 1997 ("Proxy Statement").

Item 11. Executive Compensation.

         The information required herein is incorporated by reference from pages 12 to 20 of the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required herein is incorporated by reference from pages 9 to 11 of the Registrant's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required herein is incorporated by reference from pages 16 and 17 of the Registrant's Proxy Statement.


PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)    Document filed as part of this Report.

               (1)    The  following  documents are filed as part of this report
                      and  are   incorporated   herein  by  reference  from  the
                      Registrant's 1997 Annual Report.

        Independent Auditors' Report.

        Consolidated Balance Sheets as of June 30, 1997 and 1996.

        Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995.

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

         (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                                         Description
----------------    --------------------------------------------------------------------------------------------------
3.1                 Amended and Restated Articles of Incorporation of Harrington Financial Group, Inc.1/

3.2                 Amended and Restated Bylaws of Harrington Financial Group, Inc.1/

10.1                Stock Option Plan of Harrington Financial Group, Inc.1/*/

10.2                Loan Agreement between Financial Research Corporation (now Harrington Financial Group,
                    Inc.) and Mark Twain Kansas Bank (now Mercantile Bancorporation, Inc.), dated April 14,
                    1994, First Amendment and Loan Agreement between such parties and Smith Breeden
                    Associates, Inc. and Douglas T. Breeden, dated July 21, 1995.1/

10.2.1              Second Amendment and Loan Modification Agreement between Harrington Financial Group, Inc.
                    and Mark Twain Kansas City Bank (now Mercantile Bancorporation, Inc.), dated July 26, 1996
                    (modifies version set forth in Exhibit 10.2) 2/

10.2.2              Third Amendment and Loan Modification Agreement between Harrington Financial Group, Inc.
                    and Mark Twain Kansas City Bank (now Mercantile Bancorporation, Inc.), dated January 13,
                    1997 (modifies version set forth in Exhibits 10.2 and 10.2.1)

10.3                Investment Advisory Agreement between Peoples Federal Savings Association (now Harrington
                    Bank, FSB) and Smith Breeden Associates, Inc. dated April 1, 1992, as amended on March 1,
                    1995.1/

10.4                Lease Agreement on Carmel Branch Office Facility, set forth in Assignment of Lease, between NBD Bank, N.A. and Peoples Federal Savings Association, dated November 8, 1993.1/

10.5                Trust Services Agreement dated September 30, 1994 by and between Harrington Bank, FSB and
                    The Midwest Trust Company.1/

11                  Statement of Computation of Per Share Earnings

13                  1997 Annual Report to Stockholders specified portion (p. 1 and pp. 12-55) of the
                    Registrant's Annual Report to Stockholders for the year ended June 30, 1997.

21                  Subsidiaries of the Registrant - Reference is made to Item 1.  "Business" for the Required information

23                  Consent of Deloitte & Touche LLP

27                  Financial Data Schedule

----------------

1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1556) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 20, 1996, as amended.

2/ Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1996 filed by the Registrant with the SEC on September 30, 1996.

*/       Management contract or compensatory plan or arrangement.

               (3)(b)  Reports filed on Form 8-K.

                       None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                HARRINGTON FINANCIAL GROUP, INC.



                                                By: /s/Craig J. Cerny
                                                    ----------------------------
                                                       Craig J. Cerny
                                                       President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Craig J. Cerny                                            September 23, 1997
---------------------------------------
Craig J. Cerny
President (Principal Executive Officer)


/s/ Catherine A. Habschmidt                                   September 23, 1997
---------------------------------------
Catherine A. Habschmidt
Chief Financial Officer and Treasurer
 (Principal Accounting Officer)


/s/ Douglas T. Breeden                                        September 23, 1997
---------------------------------------
Douglas T. Breeden
Chairman of the Board


/s/ William F. Quinn                                          September 23, 1997
---------------------------------------
William F. Quinn
Director



/s/ Daniel C. Dektar                                          September 23, 1997
---------------------------------------
Daniel C. Dektar
Director


/s/ Gerald J. Madigan                                         September 23, 1997
---------------------------------------
Gerald J. Madigan
Director


/s/ Michael J. Giarla                                         September 23, 1997
---------------------------------------
Michael J. Giarla
Director


/s/ Stephen A. Eason                                          September 23, 1997
---------------------------------------
Stephen A. Eason
Director


/s/ Lawrence E. Golaszewski                                   September 23, 1997
---------------------------------------
Lawrence E. Golaszewski
Director


/s/ David F. Harper                                           September 23, 1997
---------------------------------------
David F. Harper
Director


/s/ Stanley J. Kon                                            September 23, 1997
---------------------------------------
Stanley J. Kon
Director


/s/ John J. McConnell                                         September 23, 1997
---------------------------------------
John J. McConnell
Director