Form 10-Q
period 1997-09-30
HARRINGTON FINANCIAL GROUP INC
filed 1997-11-13
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ____________

                         Commission File Number 0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Indiana                                     48-1050267
--------------------------------------------------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification Number)



             722 East Main
          Richmond, Indiana                                  47374
--------------------------------------------------------------------------------
  (Address of principal executive office)                  (Zip Code)


                                 (765) 962-8531
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ]     No   [  ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 1997, there were issued and outstanding 3,256,738 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Part I.     Financial Information

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 1997
            (unaudited) and June 30, 1997                                     1

            Consolidated Statements of Income (unaudited) for the three
            months ended September 30, 1997 and 1996.                         2

            Consolidated Statements of Cash Flows (unaudited) for the three
            months ended September 30, 1997 and 1996.                         3

            Notes to Unaudited Consolidated Financial Statements              4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             6

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       10

Part II.            Other Information

Item 1.     Legal Proceedings                                                11
Item 2.     Changes in Securities                                            11
Item 3.             Defaults Upon Senior Securities                          11
Item 4.     Submission of Matters to a Vote of Security-Holders              11
Item 5.     Other Information                                                11
Item 6.     Exhibits and Reports on Form 8-K                                 11

Signatures

                       HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                    (Dollars in Thousands)
                                         (Unaudited)



                                                                 September 30,      June 30,
                                                                     1997             1997
                                                                   ---------      ---------
ASSETS

  Cash                                                             $   1,271      $   1,207
  Interest-bearing deposits                                           10,624          8,309
                                                                   ---------      ---------
    Total cash and cash equivalents                                   11,895          9,516
  Securities held for trading - at fair value
    (amortized cost of $392,094 and $314,953)                        394,819        317,355
  Securities available for sale - at fair value
    (amortized cost of $1,080 and $1,183)                              1,036          1,125
  Due from brokers                                                      --           11,308
  Loans receivable, net                                               99,597         93,958
  Interest receivable, net                                             2,245          2,080
  Premises and equipment, net                                          4,526          4,424
  Federal Home Loan Bank of Indianapolis stock                         4,852          4,852
  Other                                                                2,073          2,179
                                                                   ---------      ---------
    Total assets                                                   $ 521,043      $ 446,797
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                                         $ 138,921      $ 136,175
  Securities sold under agreements to repurchase                     316,245        245,571
  Federal Home Loan Bank advances                                     26,000         26,000
  Interest payable on securities sold under agreements to
    repurchase                                                           250            300
  Other interest payable                                               1,579            787
  Note payable                                                         9,995          9,995
  Advance payments by borrowers for taxes & insurance                    795            585
  Deferred income taxes, net                                           1,218          1,249
  Accrued income taxes payable                                           236           --
  Deferred compensation payable                                           82             89
  Accrued expenses payable and other liabilities                         500          1,052
                                                                   ---------      ---------
    Total liabilities                                                495,821        421,803
                                                                   ---------      ---------

  Common stock                                                           407            407
  Additional paid-in-capital                                          15,623         15,623
  Unrealized loss on securities available for sale, net of tax           (27)           (35)
  Retained earnings                                                    9,219          8,999
                                                                   ---------      ---------
    Total stockholders' equity                                        25,222         24,994
                                                                   ---------      ---------
      Total liabilities and stockholders' equity                   $ 521,043      $ 446,797
                                                                   =========      =========


See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                        Consolidated Statements of Income
                    (Dollars in Thousands Except Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                September 30,
                                                           ---------------------

                                                             1997          1996
                                                           -------      -------
INTEREST INCOME
  Securities held for trading                              $ 6,077      $ 6,986
  Securities available for sale                                 25           41
  Loans receivable                                           1,824        1,306
  Dividends on Federal Home Loan Bank stock                    101           52
  Deposits                                                     309          259
  Net interest expense on interest rate contracts
    maintained in the trading portfolio                       (199)         (70)
                                                           -------      -------
  Interest income                                            8,137        8,574
                                                           -------      -------

INTEREST EXPENSE
  Deposits                                                   1,908        1,840
  Federal Home Loan Bank advances                              422          411
  Short-term borrowings                                      4,004        4,032
  Long-term borrowings                                         218          211
                                                           -------      -------
  Interest expense                                           6,552        6,494
                                                           -------      -------
NET INTEREST INCOME                                          1,585        2,080
PROVISION FOR LOAN LOSSES                                     --           --
                                                           -------      -------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                           1,585        2,080
                                                           -------      -------

OTHER INCOME
  Loss on sale of securities held for trading                 (198)      (1,835)
  Unrealized gain on securities held for trading               323        1,885
  Other                                                         68           58
                                                           -------      -------
  Total other income                                           193          108
                                                           -------      -------

OTHER EXPENSE
  Salaries and employee benefits                               649          516
  Premises and equipment expense                               152          121
  FDIC insurance premiums                                       21           74
  Special SAIF assessment                                     --            830
  Marketing                                                     24           20
  Computer services                                             47           38
  Consulting fees                                               70           70
  Other                                                        294          329
                                                           -------      -------
  Total other expenses                                       1,257        1,998
                                                           -------      -------

INCOME BEFORE INCOME TAX PROVISION                             521          190
INCOME TAX PROVISION                                           204           69
                                                           -------      -------
NET INCOME                                                 $   317      $   121
                                                           =======      =======
NET INCOME PER SHARE                                       $  0.10      $  0.04
                                                           =======      =======

            See notes to unaudited consolidated financial statements.

                        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                             Consolidated Statements of Cash Flows
                                    (Dollars in Thousands)
                                          (Unaudited)

                                                                       Three Months Ended
                                                                          September 30,
                                                                   --------------------------
                                                                        1997         1996
                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $     317      $     121
Adjustments to reconcile net income to net cash used
   in operating activities:
  Depreciation                                                             69             55
  Premium and discount amortization of securities, net                    333            420
  Amortization of premiums and discounts on loans                          15              2
  Loss on sale of securities held for trading                             198          1,835
  Unrealized gain on securities held for trading                         (323)        (1,885)
  Deferred income tax provision                                           (31)            64
  Increase in interest receivable                                        (165)          (399)
  Increase (decrease) in interest payable                                 742           (160)
  Increase (decrease) in accrued income taxes                             236           (100)
  Purchases of securities held for trading                           (277,950)      (275,086)
  Decrease in amounts due from brokers                                 11,308           --
  Proceeds from maturities of securities held for trading               6,306          7,838
  Proceeds from sales of securities held for trading                  193,973        147,786
  (Increase) decrease in other assets                                     106            (76)
  Increase (decrease) in accrued expenses and other liabilities          (349)           543
                                                                    ---------      ---------
    Net cash used in operating activities                             (65,215)      (119,042)
                                                                    ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale                97            622
  Change in loans receivable, net                                      (5,654)        (3,364)
  Purchases of premises and equipment                                    (171)            (7)
                                                                    ---------      ---------
    Net cash used in investing activities                              (5,728)        (2,749)
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                   2,746         (3,895)
  Increase in securities sold under agreements to repurchase           70,674        118,614
  Proceeds from note payable                                             --            1,500
  Principal repayments on note payable                                   --             (299)
  Dividends paid on common stock                                          (98)          --
                                                                    ---------      ---------
    Net cash provided by financing activities                          73,322        115,920
                                                                    ---------      ---------

NET INCREASE (DECREASE) IN CASH AND
EQUIVALENTS                                                             2,379         (5,871)
CASH AND CASH EQUIVALENTS
  Beginning of period                                                   9,516         17,143
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS
  End of period                                                     $  11,895      $  11,272
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid for interest                                            $   7,263      $   6,305
  Cash paid for income taxes                                             --              100


                       See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company

        Harrington Financial Group, Inc. (the "Company") is a savings and loan holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and three full-service branch offices located in Carmel, Fishers and Noblesville, Indiana, suburbs of Indianapolis. In December 1997, a new full-service branch office is expected to open in Geist, Indiana.

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

        The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997. Reclassifications of certain prior period amounts have been made to conform with the September 30, 1997 presentation.

Note 3 - Recent Accounting Pronouncements

        Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No.
        125. SFAS No. 127 defers certain provisions of SFAS No. 125 relating to repurchase agreements, dollar- roll, securities lending, and similar transactions and is effective for transactions occurring after December 31, 1997. Management has not quantified the effect, if any, of this new standard on the consolidated financial statements.

        SFAS No. 128, "Earnings per Share," applies to financial statements for public companies for both interim and annual periods ending after December 15, 1997. This statement establishes new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share. Management does not believe the adoption of this statement will have a material effect on the Company's calculation of earnings per share.

        In June 1997, SFAS No. 130, Comprehensive Income, was issued and becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the
        effect,  if  any,  of  SFAS  No.  130  on  the  consolidated   financial
        statements.

        Also in June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

        The  Financial   Accounting   Standards  Board  issued  Exposure  Draft,
        Accounting for Derivative and Similar Financial Instruments and for Hedging Activities, in June 1996. Management has not yet quantified the effect, if any, of this Exposure Draft on the consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At September 30, 1997, the Company's total assets amounted to $521.0 million, as compared to $446.8 million at June 30, 1997. The $74.2 million or 16.6% increase in total assets during the three months ended September 30, 1997 was primarily the result of a $77.5 million increase in securities held for trading, a $5.6 million increase in net loans receivable and a $2.4 million increase in cash and cash equivalents which was partially offset by a $11.3 million decrease in receivables from brokers. The increase in securities held for trading was a result of further utilization of the Company's capital. The increase in loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans. The decrease in receivables from brokers was due to a decrease in the amount of unsettled sales of investment securities. The increase in the Company's assets from June 30, 1997 to September 30, 1997 was funded primarily by a $70.7 million or 28.8% increase in securities sold under agreements to repurchase.

        At September 30, 1997, the Company's stockholders' equity amounted to $25.2 million, as compared to $25.0 million at June 30, 1997. The 0.9% increase in stockholders' equity was primarily due to the $317,000 of net income recognized during the three month period which was partially offset by the $0.03 per share dividend to stockholders paid on August 29, 1997 totalling $98,000. At September 30, 1997, the Bank's tangible and core capital amounted to $31.5 million or 6.1% of adjusted total assets, which exceeded the minimum 1.5% and 3.0% requirements by $23.7 million and $16.0 million, respectively. Additionally, as of such date, the Bank's risk-based capital totalled $31.7 million or 31.3% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $23.6 million.


Results of Operations

        General. The Company reported earnings of $317,000 or $0.10 per share during the three months ended September 30, 1997, as compared to $644,000 or $0.20 per share during the three months ended September 30, 1996 before the one-time special assessment of $830,000 to recapitalize the Savings Association Insurance Fund (SAIF) and $121,000 or $0.04 per share after the special SAIF assessment. The $327,000 or 50.8% decrease in earnings, as compared to the same period in the prior year before the effect of the SAIF assessment, was primarily due to a $495,000 decrease in net interest income and an $89,000 increase in operating expenses, which were partially offset by a $75,000 increase in realized and unrealized net gains on securities held for trading and a $172,000 decrease in the Company's income tax provision.

        The Bank's deposits are insured by the SAIF, which was statutorily required to be recapitalized to a ratio of 1.25% of insured deposits. The Bank Insurance Fund (BIF) met its required capitalization levels in 1995 and, as a result, most BIF insured banks had been paying significantly lower premiums than SAIF insured institutions. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, recapitalized the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. This resulted in expense of $830,000 recognized in the Company's earnings for the three months ended September 30, 1996. The Bank's insurance premiums, which had amounted to $0.23 for every $100 of assessable deposits, were reduced to $0.065 for every $100 of assessable deposits beginning on January 1, 1997.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three months ended September 30, 1997 and 1996.

                                                             At or for the Three
                                                                 Months Ended
                                                                 September 30,
                                                            --------------------
                                                              1997        1996
                                                              ----        ----
Return on average assets                                      .26%        .10%
Return on average assets, excluding special
  SAIF assessment                                             .26         .52




Return on average equity                                     5.07        2.06
Return on average equity, excluding special
  SAIF assessment                                            5.07       10.99
Interest rate spread (1)                                     1.13        1.48
Net interest margin (2)                                      1.32        1.70
Operating expenses to average assets                         1.02        1.61
Operating expenses to average assets,
  excluding special SAIF assessment                          1.02         .94

Efficiency ratio (3)                                        76.04       93.41


Efficiency ratio (3), excluding special SAIF
  assessment                                                76.04       54.58
Non-performing assets to total assets                         .20         .23
Loan loss reserves to non-performing loans                  60.57       46.15
---------------

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

        Net Interest Income. Net interest income decreased by $495,000 or 23.8% during the three months ended September 30, 1997, as compared to the same period in the prior year. This decrease was primarily due to a 35 basis point decline in the Company's interest rate spread. The decline in the Company's interest rate spread for the three months ended September 30, 1997 was primarily due to the shifting of the investment portfolio to GNMA adjustable rate mortgages with low initial rates and accounting yields but which, in the opinion of management, had higher option adjusted spreads at purchase than other high credit quality mortgage backed securities. These purchases were funded primarily through reverse repurchase agreements.

        Other Income. Total other income amounted to $193,000 during the three months ended September 30, 1997, as compared to $108,000 during the respective period in the prior year. This income principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments and hedges minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

       During the three months ended September 30, 1997, the Company recognized $323,000 of unrealized net gains on the sale of securities held for trading which were partially offset by $198,000 of realized net losses on securities held for trading (which includes interest rate contracts used for hedging purposes). During the three months ended September 30, 1996, the Company recognized $1.9 million of unrealized net gains on the sale of securities held for trading which were partially offset by $1.8 million of realized net losses on securities held for trading.

        Other Expense. Total other expense amounted to $1.3 million during the three months ended September 30, 1997, as compared to $1.2 million during the respective period in the prior year before the one-time SAIF assessment. Total other expense amounted to $2.0 million during the three months ended September 30, 1996 after the SAIF assessment of $830,000. The increase in other expense during the 1997 quarter, excluding the special SAIF assessment, was due to increases in salaries and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of a new branch office in Noblesville, Indiana in June 1997).

        Income Tax Provision. The Company incurred income tax expense of $204,000 during the three months ended September 30, 1997, as compared to $69,000 during the respective period in the prior year. The Company's effective tax rate amounted to 39.2% during the three months ended September 30, 1997, as compared to 36.3% during the respective period in the prior year.

Liquidity and Capital Resources

        The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government and government agency obligations and other similar investments having maturities of five years or less. Such investments are intended to provide a source of relatively liquid funds upon which the Bank may rely if necessary to fund deposit withdrawals and for other short-term funding needs. The required level of such liquid investments is currently 5% of certain liabilities as defined by the Office of Thrift Supervision ("OTS"). The regulatory liquidity of the Bank was 5.10% at September 30, 1997, as compared to 5.25% and 5.53% at June 30, 1997 and 1996, respectively. At September 30, 1997, the Bank's average "liquid" assets totalled approximately $23.2 million, which was $458,000 in excess of the current OTS minimum requirement.

        The Company manages its liquidity so as to maintain a minimum regulatory ratio of 5%. However, as a result of the Company's active portfolio management, the Bank's regulatory liquidity can be expected to fluctuate from a minimum of 5% to approximately 6%, based upon investment alternatives available and market conditions. In addition, the Company also calculates the amount of cash which could be raised in one, seven or thirty days, either by selling unpledged assets or by borrowing against them. The ratio of this amount of liquidity to total deposits generally ranges from over 50% to 90% or more for one- and thirty-day time frames, respectively. At September 30, 1997, the Company's total approved originated loan commitments outstanding amounted to $233,000 and the unused lines of credit outstanding totalled $1.7 million. At the same date, commitments outstanding to purchase investment securities and loans were $32.2 million and $7.9 million, respectively, offset by $44.9 million of commitments to sell investment securities. Certificates of deposit scheduled to mature in one year or less at September 30, 1997 totalled $74.5 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
1995

        In addition to historical information, forward-looking statements are contained herein that are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations, include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which the Company operates), the impact of competition for the Company's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which the Company has no control), and other risks detailed in this Form 10-Q and in the Company's other Securities and Exchange Commission (SEC) filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the SEC.



                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        The Office of Thrift Supervision (OTS) requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company has contracted with Smith Breeden Associates, Inc. for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, the use of various financial instruments to reduce interest rate risk and assistance in performing the required calculation of the sensitivity of its market value to changes in interest rates. In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans.

        Using the internal market value calculations, the Company has determined that, as of September 30, 1997, there has been no material change in prepayment assumptions or the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1997 annual report to stockholders.

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

Item 5. Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               a) Exhibit 3.1: Amended and Restated Articles of Incorporation of Harrington Financial Group, Inc. This
                       exhibit is incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1556) filed by the Company with the SEC on February 20, 1996, as amended.

               b) Exhibit 3.2: Amended and Restated Bylaws of Harrington Financial Group, Inc. This exhibit is incorporated herein by reference from the Registration Statement on Form S-1 (Registration No. 333-1556) filed by the Company with the SEC on February 20, 1996, as amended.

               c) Exhibit 11: Statement of Computation of Per Share Earnings. The copy of this exhibit, filed as Exhibit 11 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997, is incorporated herein by reference.

               d)      Exhibit 27:  Financial Data Schedule

               e)      Form 8-K Report

                       The Company filed a Form 8-K Current Report dated August 7, 1997 (Item 5) which reported the announcement of the approval to repurchase of up to 162,000 shares, or five percent, of the Company's issued and outstanding stock.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HARRINGTON FINANCIAL GROUP, INC.




Date:  November 7, 1997                         By: /s/ Craig J. Cerny
                                                    ------------------
                                                    Craig J. Cerny
                                                    President


Date:  November 7, 1997                         By: /s/ Catherine A. Habschmidt
                                                    ---------------------------
                                                    Catherine A. Habschmidt
                                                    Chief Financial Officer and
                                                      Treasurer