Form 10-Q
period 1997-12-31
HARRINGTON FINANCIAL GROUP INC
filed 1998-02-13
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                               Yes [ X ]     No   [  ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 6, 1998, there were issued and outstanding 3,380,378 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 1997
           (unaudited) and June 30, 1997                                      1

           Consolidated Statements of Income (unaudited) for the three
           and six months ended December 31, 1997 and 1996.                   2

           Consolidated Statements of Cash Flows (unaudited) for the six
           months ended December 31, 1997 and 1996.                           3

           Notes to Unaudited Consolidated Financial Statements               4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        11

Part II.           Other Information

Item 1.    Legal Proceedings                                                 12
Item 2.    Changes in Securities                                             12
Item 3.    Defaults Upon Senior Securities                                   12
Item 4.    Submission of Matters to a Vote of Security-Holders               12
Item 5.    Other Information                                                 12
Item 6.    Exhibits and Reports on Form 8-K                                  13

Signatures

                        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                  Consolidated Balance Sheets
                                    (Dollars in Thousands)
                                          (Unaudited)



                                                                    December 31,      June 30,
                                                                       1997            1997
                                                                    ---------       ---------
ASSETS

  Cash .......................................................      $   1,252       $   1,207
  Interest-bearing deposits ..................................          7,857           8,309
                                                                    ---------       ---------
    Total cash and cash equivalents ..........................          9,109           9,516
  Securities held for trading - at fair value
    (amortized cost of $407,893 and $314,953) ................        410,791         317,355
  Securities available for sale - at fair value
    (amortized cost of $1,023 and $1,183) ....................            997           1,125
  Due from brokers ...........................................           --            11,308
  Loans receivable, net ......................................        110,168          93,958
  Interest receivable, net ...................................          2,156           2,080
  Premises and equipment, net ................................          5,076           4,424
  Federal Home Loan Bank of Indianapolis stock ...............          4,852           4,852
  Other ......................................................          1,528           2,179
                                                                    ---------       ---------
    Total assets .............................................      $ 544,677       $ 446,797
                                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits ...................................................      $ 137,528       $ 136,175
  Securities sold under agreements to repurchase .............        302,396         245,571
  Federal Home Loan Bank advances ............................         64,000          26,000
  Interest payable on securities sold under agreements to
    repurchase ...............................................            327             300
  Other interest payable .....................................            876             787
  Note payable ...............................................         11,995           9,995
  Advance payments by borrowers for taxes & insurance ........            517             585
  Deferred income taxes, net .................................          1,031           1,249
  Deferred compensation payable ..............................             75              89
  Accrued expenses payable and other liabilities .............          1,579           1,052
                                                                    ---------       ---------
    Total liabilities ........................................        520,324         421,803
                                                                    ---------       ---------

                        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                  Consolidated Balance Sheets
                                    (Dollars in Thousands)
                                          (Unaudited)



                                                                    December 31,      June 30,
                                                                       1997            1997
                                                                    ---------       ---------

  Common stock ...............................................            408             407
  Additional paid-in-capital .................................         15,687          15,623
  Treasury stock, 19,560 shares at cost ......................           (239)           --
  Unrealized loss on securities available for sale, net of tax            (16)            (35)
  Retained earnings ..........................................          8,513           8,999
                                                                    ---------       ---------
    Total stockholders' equity ...............................         24,353          24,994
                                                                    ---------       ---------
      Total liabilities and stockholders' equity .............      $ 544,677       $ 446,797
                                                                    =========       =========

            See notes to unaudited consolidated financial statements.

                               HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                      Consolidated Statements of Income
                                   (Dollars in Thousands Except Share Data)
                                                 (Unaudited)


                                                         Three Months Ended              Six Months Ended
                                                            December 31,                   December 31,
                                                      ------------------------       -----------------------
                                                         1997           1996           1997           1996
                                                       --------       --------       --------       --------
INTEREST INCOME
  Securities held for trading ...................      $  6,459       $  7,719       $ 12,536       $ 14,705
  Securities available for sale .................            23             33             48             74
  Loans receivable ..............................         1,927          1,448          3,751          2,754
  Dividends on Federal Home Loan Bank stock .....            98             52            199            104
  Deposits ......................................           272            319            581            578
  Net interest expense on interest rate contracts
    maintained in the trading portfolio .........          (330)          (112)          (529)          (182)
                                                       --------       --------       --------       --------
  Interest income ...............................         8,449          9,459         16,586         18,033
                                                       --------       --------       --------       --------

INTEREST EXPENSE
  Deposits ......................................         1,987          1,889          3,895          3,729
  Federal Home Loan Bank advances ...............           467            414            889            825
  Short-term borrowings .........................         4,510          4,677          8,514          8,709
  Long-term borrowings ..........................           219            239            437            450
                                                       --------       --------       --------       --------
  Interest expense ..............................         7,183          7,219         13,735         13,713
                                                       --------       --------       --------       --------
NET INTEREST INCOME .............................         1,266          2,240          2,851          4,320
PROVISION FOR LOAN LOSSES .......................            --             --             --             --
                                                       --------       --------       --------       --------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .....................         1,266          2,240          2,851          4,320
                                                       --------       --------       --------       --------
OTHER INCOME (LOSS)
  Loss on sale of securities held for trading ...        (1,072)        (3,176)        (1,270)        (5,011)
  Unrealized gain on securities held for trading            173          2,899            496          4,784
  Other .........................................            78             58            146            116
                                                       --------       --------       --------       --------
  Total other income (loss) .....................          (821)          (219)          (628)          (111)
                                                       --------       --------       --------       --------

                               HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                      Consolidated Statements of Income
                                   (Dollars in Thousands Except Share Data)
                                                 (Unaudited)


                                                         Three Months Ended              Six Months Ended
                                                            December 31,                   December 31,
                                                      ------------------------       -----------------------
                                                         1997           1996           1997           1996
                                                       --------       --------       --------       --------
OTHER EXPENSE
  Salaries and employee benefits ................           752            478          1,401            994
  Premises and equipment expense ................           163            125            315            246
  FDIC insurance premiums .......................            22             63             43            137
  Special SAIF assessment .......................            --             --             --            830
  Marketing .....................................            33             17             57             37
  Computer services .............................            51             37             98             75
  Consulting fees ...............................            71             69            141            139
  Other .........................................           392            246            686            575
                                                       --------       --------       --------       --------
  Total other expenses ..........................         1,484          1,035          2,741          3,033
                                                       --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAX
  PROVISION .....................................        (1,039)           986           (518)         1,176
INCOME TAX PROVISION (BENEFIT) ..................          (430)           385           (226)           454
                                                       --------       --------       --------       --------
NET INCOME (LOSS) ...............................      $   (609)      $    601       $   (292)      $    722
                                                       ========       ========       ========       ========

BASIC EARNINGS (LOSS) PER SHARE .................      $  (0.19)      $   0.18       $  (0.09)      $   0.22
                                                       ========       ========       ========       ========
DILUTED EARNINGS (LOSS) PER SHARE ...............      $  (0.19)      $   0.18       $  (0.09)      $   0.22
                                                       ========       ========       ========       ========


                       See notes to unaudited consolidated financial statements.

                                  HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                          Six Months Ended
                                                                             December 31,
                                                                      ------------------------
                                                                         1997           1996
                                                                      --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .............................................      $    (292)      $     722
Adjustments to reconcile net income to net cash used
   in operating activities:
  Depreciation ................................................            138             111
  Premium and discount amortization of securities, net ........            521           1,013
  Amortization of premiums and discounts on loans .............             62              (8)
  Loss on sale of securities held for trading .................          1,270           5,011
  Unrealized gain on securities held for trading ..............           (496)         (4,784)
  Deferred income tax provision ...............................           (218)            441
  Increase in interest receivable .............................            (76)           (207)
  Increase (decrease) in interest payable .....................            116            (620)
  Decrease in accrued income taxes ............................           --              (275)
  Purchases of securities held for trading ....................       (442,570)       (447,268)
  Decrease in amounts due from brokers ........................         11,308            --
  Proceeds from maturities of securities held for trading .....         12,967          14,647
  Proceeds from sales of securities held for trading ..........        334,872         330,304
  (Increase) decrease in other assets .........................            651          (1,874)
  Increase (decrease) in accrued expenses and other liabilities            445          (2,294)
                                                                      --------       ---------
    Net cash used in operating activities .....................        (81,302)       (105,081)
                                                                      --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of securities available for sale ...            147             674
  Change in loans receivable, net .............................        (16,272)        (14,659)
  Purchases of premises and equipment .........................           (790)           (333)
                                                                      --------       ---------
    Net cash used in investing activities .....................        (16,915)        (14,318)
                                                                      --------       ---------

                                  HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                       Consolidated Statements of Cash Flows
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                          Six Months Ended
                                                                             December 31,
                                                                      ------------------------
                                                                         1997           1996
                                                                      --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits .........................          1,353          (3,189)
  Increase in securities sold under agreements to repurchase ..         56,825         109,216
  Proceeds from stock options exercised .......................             66            --
  Proceeds from Federal Home Loan Bank advances ...............         55,000           3,300
  Proceeds from note payable ..................................          2,000           2,300
  Principal repayments on Federal Home Loan Bank advances .....        (17,000)           --
  Principal repayments on note payable ........................           --              (569)
  Purchase of treasury stock ..................................           (239)           --
  Dividends paid on common stock ..............................           (195)           --
                                                                      --------       ---------
    Net cash provided by financing activities .................         97,810         111,058
                                                                      --------       ---------
NET DECREASE IN CASH AND EQUIVALENTS ..........................           (407)         (8,341)
CASH AND CASH EQUIVALENTS
  Beginning of period .........................................          9,516          17,143
                                                                      --------       ---------
CASH AND CASH EQUIVALENTS
  End of period ...............................................      $   9,109       $   8,802
                                                                     =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Cash paid for interest ......................................      $  13,786       $  13,040
  Cash paid for income taxes ..................................            321             100


            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company

        Harrington Financial Group, Inc. (the "Company") is a savings and loan holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and four full-service branch offices located in Carmel, Fishers, Noblesville and Indianapolis, Indiana. Two additional Indianapolis area branch locations are expected to open in the next quarter.

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

        The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

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

        The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This statement established new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share. The adoption of this statement did not have a material effect on the Company's calculation of earnings per share. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                                  Three Months Ended                  Six Months Ended
                                                                     December 31,                        December 31,
                                                             --------------------------        -------------------------
                                                               1997             1996             1997            1996
                                                             ---------        ---------        ---------       ---------
          Basic earnings per share:
             Weighted average common shares                  3,253,231        3,256,738        3,254,985       3,256,738
                                                             =========        =========        =========       =========

          Diluted earnings per share:
             Weighted average common shares                  3,253,231        3,256,738        3,254,985       3,256,738
             Dilutive effect of stock options                   63,749           39,596           62,227          39,031
             Weighted average common and                     ---------        ---------        ---------       ---------
                incremental shares (1)                       3,316,980        3,296,334        3,317,212       3,295,769
                                                             =========        =========        =========       =========

               (1) The calculations for diluted earnings per share for the three and six months ended December 31, 1997 were based upon the weighted average common shares as the effects of the stock options were anti-dilutive due to the net losses for the respective periods.

        In June 1997, SFAS No. 130, Comprehensive Income, was issued and becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income is reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At December 31, 1997, the Company's total assets amounted to $544.7 million, as compared to $446.8 million at June 30, 1997. The $97.9 million or 21.9% increase in total assets during the six months ended December 31, 1997 was primarily the result of a $93.4 million increase in securities held for trading and a $16.2 million increase in net loans receivable which was partially offset by an $11.3 million decrease in receivables from brokers. The increase in securities held for trading was a result of further utilization of the Company's capital. The increase in loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans. The decrease in receivables from brokers was due to a decrease in the amount of unsettled sales of investment securities. The increase in the Company's assets from June 30, 1997 to December 31, 1997 was funded primarily by a $56.8 million or 23.1% increase in securities sold under agreements to repurchase and a $38.0 million or 146.2% increase in Federal Home Loan Bank advances.

        At December 31, 1997, the Company's stockholders' equity amounted to $24.4 million, as compared to $25.0 million at June 30, 1997. The 2.6% decrease in stockholders' equity was primarily due to the $292,000 of net loss recognized during the six month period, the quarterly $0.03 per share payments of cash dividends totaling $195,000 and the repurchase of stock for $239,000 which was partially offset by $66,000 received from the exercise of a portion of the Company's eligible stock options . At December 31, 1997, the Bank's tangible and core capital amounted to $33.0 million or 6.1% of adjusted total assets, which exceeded the minimum 1.5% and 3.0% requirements by $24.9 million and $16.7 million, respectively. Additionally, as of such date, the Bank's risk-based capital totalled $33.3 million or 26.8% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $23.3 million.


Results of Operations

        General. The Company reported losses of $609,000 or $0.19 per share and $292,000 or $0.09 per share during the three and six months ended December 31, 1997, as compared to earnings of $601,000 or $0.18 per share and $722,000 or $0.22 per share during the prior comparable periods. The $1.2 million decrease in earnings during the three months ended December 31, 1997, as compared to the same period in the prior year, was primarily due to a $1.0 million decrease in net interest income, a $622,000 increase in realized and unrealized net losses on securities held for trading and a $449,000 increase in operating expenses which were partially offset by an $815,000 decrease in the Company's income tax provision. The $1.0 million decrease in earnings during the six months ended December 31, 1997, as compared to the same period in the prior year, was primarily due to a $1.4 million decrease in net interest income and a $547,000 increase in realized and unrealized net losses on securities held for trading which were partially offset by a $292,000 decrease in operating expenses (operating expenses increased $538,000 excluding the $830,000 special Savings Association Insurance Fund (SAIF) assessment) and a $680,000 decrease in the Company's income tax provision.

        The Bank's deposits are insured by the SAIF, which was statutorily required to be recapitalized to a ratio of 1.25% of insured deposits. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, recapitalized the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. This resulted in expense of $830,000 recognized in the Company's earnings for the six months ended December 31, 1996. The Bank's insurance premiums, which had amounted to $0.23 for every $100 of assessable deposits, were reduced to $0.065 for every $100 of assessable deposits beginning on January 1, 1997.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three and six months ended December 31, 1997 and 1996.

                                                             At or for the Three            At or for the Six
                                                                Months Ended                   Months Ended
                                                                 December 31                   December 31,
                                                            ----------------------        ---------------------
                                                              1997          1996           1997          1996
                                                              ----          ----           ----          ----

        Return on average assets                             -0.46%          0.44%        -0.11%          0.28%
        Return on average assets, excluding special          -0.46           0.44         -0.11           0.48
          SAIF assessment
        Return on average equity                             -9.86          10.32         -2.35           6.18
        Return on average equity, excluding special
          SAIF assessment                                    -9.86          10.32         -2.35          10.65
        Interest rate spread (1)                              0.81           1.52          0.97           1.50
        Net interest margin (2)                               0.98           1.67          1.15           1.69
        Operating expenses to average assets                  1.12           0.75          1.07           1.16
        Operating expenses to average assets,
          excluding special SAIF assessment                   1.12           0.75          1.07           0.84
        Efficiency ratio (3)                                110.42          45.04         91.46          68.35
        Efficiency ratio, excluding special SAIF
          assessment (3)                                    110.42          45.04         91.46          49.64
        Non-performing assets to total assets                 0.18           0.23          0.18           0.23
        Loan loss reserves to non-performing loans           69.97          38.22         69.97          38.22

(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.

        Interest Income. Interest income decreased by $1.0 million or 10.7% during the three months ended December 31, 1997, as compared to the same period in the prior year. This decrease was primarily due to a $1.3 million decrease in interest income on the Company's investment portfolio which was partially offset by a $479,000 increase in interest income from the loan portfolio. The 71 basis point decline in interest income from the investment portfolio was largely a result of the Company's shifting of assets to low initial rate GNMA one-year adjustable rate mortgage securities and the shifting of the portfolio's fixed rate mortgage investments to lower coupons with lower accounting yields but higher option adjusted spreads; in addition, the level of the average investment portfolio decreased by $45.6 million. The increase in interest income on the loan portfolio is a direct result of the $28.7 million increase in the level of the average loan portfolio which was partially offset by a 32 basis point decline in the interest yield earned.

        Interest income decreased by $1.5 million or 8.0% during the six months ended December 31, 1997, as compared to the same period in the prior year. This decrease was primarily due to a $2.2 million decrease in interest income on the Company's investment portfolio which was partially offset by a $997,000 increase in interest income from the loan portfolio. The 54 basis point decline in interest income from the investment portfolio was largely a result of the Company's shifting of assets to low initial rate GNMA one-year adjustable rate mortgage securities and the shifting of the portfolio's fixed rate mortgage investments to lower coupons with lower accounting yields but higher option adjusted spreads; in addition, the level of the average investment portfolio decreased by $44.0 million. The increase in interest income on the loan portfolio is a direct result of the $28.8 million increase in the level of the average loan portfolio which was partially offset by a 26 basis point decline in the interest yield earned.

        Interest Expense. Interest expense decreased by $36,000 during the three months ended December 31, 1997, as compared to the same period in the prior year. This decline is due to the $20.1 million decrease in the level of average interest-bearing liabilities which was partially offset by a 19 basis point increase in the cost of interest-bearing liabilities resulting mainly from an increase in the funding costs for securities sold under agreements to repurchase.

        Interest expense increased by $22,000 during the six months ended December 31, 1997, as compared to the same period in the prior year. This increase is due to a 16 basis point increase in the cost of interest-bearing liabilities, resulting mainly from an increase in the funding costs for securities sold under agreements to repurchase, which was partially offset by a $12.6 million decrease in the level of average interest-bearing liabilities.

        Net Interest Income. Net interest income decreased by $974,000 or 43.5% during the three months ended December 31, 1997, as compared to the same period in the prior year. Net interest income decreased by $1.5 million or 34.0% during the six months ended December 31, 1997, as compared to the same period in the prior year.

        Other Income (Loss). Total other income (loss) amounted to ($821,000) and ($628,000) during the three months and six months ended December 31, 1997, as compared to ($219,000) and ($111,000) during the respective periods in the prior year. This income (loss) principally represents  the net  market  value  gain or loss  (realized  or  unrealized)  on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

       During the three and six months ended December 31, 1997, the Company recognized $1.1 million and $1.3 million of realized losses on the sale of securities held for trading which were partially offset by $173,000 and $496,000 of unrealized gains on securities held for trading (which includes interest rate contracts used for hedging purposes). During these periods, prepayment rate uncertainty caused investors to require wider spreads to Treasury for mortgage investments, so that mortgage price increases lagged those of comparable duration Treasuries. For example, in the quarter ended December 31, 1997, fixed rate and adjustable rate mortgage spreads widened approximately ten basis points, resulting in negative hedged spreads to the one-month London Interbank Offered Rate (LIBOR) on these investments. The impact of this spread widening on the Company's four-year duration investment portfolio can be illustrated as follows. A 10 basis point spread widening causes a decline in price of approximately 40 cents per $100 of investments. On an average investment portfolio of $389 million, this price decline translates into an approximately $1.6 million loss. The Company's actual net loss on its investment portfolio during the three months ended December 31, 1997 was $899,000, which is lower due to the better performance of Cost of Funds Indexed adjustable rate mortgage investments and the use of LIBOR-based interest rate contracts used for hedging purposes.

        During the three and six months ended December 31, 1996, the Company recognized $3.2 million and $5.0 million of realized losses on the sale of securities held for trading which were partially offset by $2.9 million and $4.8 million of unrealized gains on securities and hedge contracts held for trading.

        Other Expense. Total other expense amounted to $1.5 million and $2.7 million during the three and six months ended December 31, 1997, as compared to $1.0 million and $2.2 million during the respective periods in the prior year before the one-time SAIF assessment. Total other expense amounted to $3.0 million during the six months ended December 31, 1996 after the SAIF assessment of $830,000. The increase in total other expense during the three and six month periods, excluding the special SAIF assessment, was due to increases in salaries and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of new branch offices in Noblesville, Indiana in June 1997 and Indianapolis, Indiana in December 1997).

        Income Tax Provision. The Company received an income tax benefit of $430,000 during the three months ended December 31, 1997, as compared to income tax expense of $385,000 during the respective period in the prior year. During the three months ended

December 31, 1997, the Company's effective benefit rate amounted to 41.4% as compared to an effective tax rate of 39.0% during same period in 1996. The change in the effective tax/benefit rate was a result of higher levels of permanent differences which resulted in lower taxable income.

          The Company received an income tax benefit of $226,000 during the six months ended December 31, 1997, as compared to income tax expense of $454,000 during the respective period in the prior year. During the six months ended December 31, 1997, the Company's effective benefit rate amounted to 43.6% as compared to an effective tax rate of 38.6% during same period in 1996. The change in the effective tax/benefit rate was a result of higher levels of permanent differences which resulted in lower taxable income.


Liquidity and Capital Resources

        The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the Office of Thrift Supervision ("OTS"). As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably.

        The total eligible regulatory liquidity of the Bank was 17.70% at December 31, 1997, as compared to 5.25% and 5.53% at June 30, 1997 and 1996, respectively. At December 31, 1997, the Bank's average "liquid" assets totalled approximately $86.4 million, which was $66.9 million in excess of the current OTS minimum requirement.

        At December 31, 1997, the Company's total approved originated loan commitments outstanding amounted to $2.3 million, and the unused lines of credit outstanding totalled $1.9 million. At the same date, commitments outstanding to purchase investment securities and loans were $12.0 million and $9.0 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totalled $66.6 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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



                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        The OTS requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company has contracted with Smith Breeden Associates, Inc. for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, the use of various financial instruments to reduce interest rate risk and assistance in performing the required calculation of the sensitivity of its market value to changes in interest rates. In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans.

        Using the internal market value calculations, the Company has determined that, as of December 31, 1997, there has been no material change in prepayment assumptions or the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1997 annual report to stockholders.

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

Item 4. Submission of Matters to a Vote of Security-Holders

               a) An annual meeting of stockholders ("Annual Meeting") was held on October 23, 1997.

               b)      Not applicable.

               c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                       1) Proposal to elect directors for a three-year term expiring in 2000 - Douglas T. Breeden, Stephen A. Eason, Daniel C. Dektar and Marianthe S. Mewkill each received votes for 2,691,521; withheld 1,500; not voted 563,717.

                       2) Proposal to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1998 - votes for 2,690,521; against 1,500; abstain 1,000; not voted 563,717.

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

               c)      Exhibit 27:  Financial Data Schedule

               d)      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                HARRINGTON FINANCIAL GROUP, INC.




Date:  February 6, 1998                         By: /s/ Craig J. Cerny
                                                    ------------------
                                                    Craig J. Cerny
                                                    President



Date:  February 6, 1998                         By: /s/ Catherine A. Habschmidt
                                                    ---------------------------

                                                    Catherine A. Habschmidt
                                                    Chief Financial Officer and
                                                    Treasurer