Form 10-Q
period 1998-03-31
HARRINGTON FINANCIAL GROUP INC
filed 1998-05-14
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

                               Yes [ X ]     No   [  ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 1998, there were issued and outstanding 3,292,711 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----
Part I.   Financial Information

Item 1.   Financial Statements

            Consolidated Balance Sheets as of  March 31, 1998
            (unaudited) and June 30, 1997                                   1

            Consolidated Statements of Income (unaudited) for the three
            and nine months ended March 31, 1998 and 1997.                  2

            Consolidated Statements of Cash Flows (unaudited) for the nine
            months ended March 31, 1998 and 1997.                           3

            Notes to Unaudited Consolidated Financial Statements            4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               6

Item 3. Quantitative and Qualitative Disclosures About Market Risk         11

Part II.  Other Information

Item 1. Legal Proceedings                                                  12
Item 2. Changes in Securities                                              12
Item 3. Defaults Upon Senior Securities                                    12
Item 4. Submission of Matters to a Vote of Security-Holders                12
Item 5. Other Information                                                  12
Item 6. Exhibits and Reports on Form 8-K                                   12

Signatures

                        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                  Consolidated Balance Sheets
                                     (Dollars in Thousands)
                                          (Unaudited)
                                                                      March 31,      June 30,
                                                                        1998            1997
                                                                     ---------       ---------
ASSETS

   Cash .......................................................      $   1,411       $   1,207
   Interest-bearing deposits ..................................          6,559           8,309
                                                                     ---------       ---------
     Total cash and cash equivalents ..........................          7,970           9,516
   Securities held for trading - at fair value
     (amortized cost of $393,243 and $314,953) ................        394,082         317,355
   Securities available for sale - at fair value
     (amortized cost of $966 and $1,183) ......................            940           1,125
   Due from brokers ...........................................           --            11,308
   Loans receivable, net ......................................        135,120          93,958
   Interest receivable, net ...................................          2,019           2,080
   Premises and equipment, net ................................          5,488           4,424
   Federal Home Loan Bank of Indianapolis stock ...............          4,852           4,852
   Other ......................................................          2,663           2,179
                                                                     =========       =========
     Total assets .............................................      $ 553,134       $ 446,797
                                                                     =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits ...................................................      $ 167,207       $ 136,175
   Securities sold under agreements to repurchase .............        318,285         245,571
   Federal Home Loan Bank advances ............................         26,000          26,000
   Interest payable on securities sold under agreements to
     repurchase ...............................................            244             300
   Other interest payable .....................................          1,594             787
   Note payable ...............................................         12,995           9,995
   Advance payments by borrowers for taxes & insurance ........          1,041             585
   Deferred income taxes, net .................................            607           1,249
   Deferred compensation payable ..............................             68              89
   Accrued expenses payable and other liabilities .............            622           1,052
                                                                     ---------       ---------
     Total liabilities ........................................        528,663         421,803
                                                                     ---------       ---------

   Common stock ...............................................            425             407
   Additional paid-in-capital .................................         16,962          15,623
   Treasury stock, 89,227 shares at cost ......................         (1,071)           --
   Retained earnings ..........................................          8,171           8,999
   Unrealized loss on securities available for sale, net of tax            (16)            (35)
                                                                     ---------       ---------
     Total stockholders' equity ...............................         24,471          24,994
                                                                     ---------       ---------
       Total liabilities and stockholders' equity .............      $ 553,134       $ 446,797
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

                                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                       Consolidated Statements of Income
                                   (Dollars in Thousands Except Share Data)
                                                  (Unaudited)


                                                          Three Months Ended            Nine Months Ended
                                                               March 31,                      March 31,
                                                        -----------------------       -----------------------
                                                          1998            1997          1998           1997
                                                        --------       --------       --------       --------
INTEREST INCOME
   Securities held for trading ...................      $  6,585          6,733       $ 19,121       $ 21,438
   Securities available for sale .................            22             30             70            104
   Loans receivable ..............................         2,256          1,591          6,007          4,345
   Dividends on Federal Home Loan Bank stock .....            96             51            295            155
   Deposits ......................................           115            316            696            894
   Net interest expense on interest rate contracts
     maintained in the trading portfolio .........          (514)          (335)        (1,043)          (517)
                                                        --------       --------       --------       --------
   Interest income ...............................         8,560          8,386         25,146         26,419
                                                        --------       --------       --------       --------

INTEREST EXPENSE
   Deposits ......................................         1,988          1,779          5,883          5,508
   Federal Home Loan Bank advances ...............           460            401          1,349          1,226
   Short-term borrowings .........................         4,742          4,009         13,256         12,718
   Long-term borrowings ..........................           256            231            693            681
                                                        --------       --------       --------       --------

   Interest expense ..............................         7,446          6,420         21,181         20,133
                                                        --------       --------       --------       --------
NET INTEREST INCOME ..............................         1,114          1,966          3,965          6,286
PROVISION FOR LOAN LOSSES ........................          --               93           --               93
                                                        --------       --------       --------       --------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .....................         1,114          1,873          3,965          6,193
                                                        --------       --------       --------       --------

OTHER INCOME (LOSS)
   Gain on sale of securities held for trading ...         2,201          6,006            931            995
   Unrealized loss on securities held for trading         (2,059)        (5,408)        (1,563)          (624)
   Other .........................................            64             59            210            175
                                                        --------       --------       --------       --------

   Total other income (loss) .....................           206            657           (422)           546
                                                        --------       --------       --------       --------

                                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                       Consolidated Statements of Income
                                   (Dollars in Thousands Except Share Data)
                                                  (Unaudited)
                                                  (continued)


                                                          Three Months Ended            Nine Months Ended
                                                               March 31,                      March 31,
                                                        -----------------------       -----------------------
                                                          1998            1997          1998           1997
                                                        --------       --------       --------       --------
OTHER EXPENSE
   Salaries and employee benefits ................           893            577          2,294          1,571
   Premises and equipment expense ................           229            141            544            387
   FDIC insurance premiums .......................            22             22             65            159
   Special SAIF assessment .......................          --             --             --              830
   Marketing .....................................            65             17            122             54
   Computer services .............................            63             44            161            119
   Consulting fees ...............................            73             72            214            211
   Other .........................................           367            288          1,053            863
                                                        --------       --------       --------       --------
   Total other expenses ..........................         1,712          1,161          4,453          4,194
                                                        --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAX
   PROVISION .....................................          (392)         1,369           (910)         2,545
INCOME TAX PROVISION (BENEFIT) ...................          (151)           534           (378)           988
                                                        --------       --------       --------       --------
NET INCOME (LOSS) ................................      $   (241)      $    835       $   (532)      $  1,557
                                                        ========       ========       ========       ========
BASIC EARNINGS (LOSS) PER SHARE ..................      $  (0.07)      $   0.26       $  (0.16)      $   0.48
                                                        ========       ========       ========       ========

DILUTED EARNINGS (LOSS) PER SHARE ................      $  (0.07)      $   0.25       $  (0.16)      $   0.47
                                                        ========       ========       ========       ========

See notes to unaudited consolidated financial statements.

                         HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                              Consolidated Statements of Cash Flows
                                      (Dollars in Thousands)
                                           (Unaudited)
                                                                           Nine Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................      $    (532)      $   1,557
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
   Provision for loan losses ...................................           --                93
   Depreciation ................................................            232             175
   Tax benefit from exercise of non-qualified stock options ....            283            --
   Premium and discount amortization of securities, net ........            986           1,568
   Amortization of premiums and discounts on loans .............            108               9
   Gain on sale of securities held for trading .................           (931)           (995)
   Unrealized loss on securities held for trading ..............          1,563             624
   Deferred income tax provision ...............................           (642)           (476)
   Decrease (increase) in interest receivable ..................             61            (184)
   Increase (decrease) in interest payable .....................            751            (265)
   Increase in accrued income taxes ............................           --             1,115
   Purchases of securities held for  trading ...................       (609,182)       (715,396)
   Increase in amounts due to brokers ..........................           --             5,863
   Decrease (increase) in amounts due from brokers .............         11,308         (20,766)
   Proceeds from maturities of securities held for trading .....         21,103          20,277
   Proceeds from sales of securities held for trading ..........        509,735         633,892
   Decrease (increase) in other assets .........................           (484)            363
   Increase (decrease) in accrued expenses and other liabilities              4          (1,941)
                                                                      ---------       ---------
     Net cash used in operating activities .....................        (65,637)        (74,487)
                                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available for sale ...            204             835
   Change in loans receivable, net .............................        (41,270)        (19,998)
   Purchases of premises and equipment .........................         (1,296)           (531)
                                                                      ---------       ---------
     Net cash used in investing activities .....................        (42,362)        (19,694)
                                                                      ---------       ---------

                         HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                              Consolidated Statements of Cash Flows
                                      (Dollars in Thousands)
                                           (Unaudited)
                                           (continued)
                                                                           Nine Months Ended
                                                                               March 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits .........................         31,032          (4,191)
   Increase in securities sold under agreements to repurchase ..         72,714          93,798
   Proceeds from stock options exercised .......................          1,074            --
   Proceeds from Federal Home Loan Bank advances ...............         55,000           3,300
   Proceeds from note payable ..................................          3,000           2,300
   Principal repayments on Federal Home Loan Bank advances .....        (55,000)         (3,300)
   Principal repayments on note payable ........................           --              (569)
   Purchase of treasury stock ..................................         (1,071)           --
   Dividends paid on common stock ..............................           (296)           --
                                                                      ---------       ---------
     Net cash provided by financing activities .................        106,453          91,338
                                                                      ---------       ---------
NET DECREASE IN CASH AND EQUIVALENTS ...........................         (1,546)         (2,843)
CASH AND CASH EQUIVALENTS
   Beginning of period .........................................          9,516          17,143
                                                                      ---------       ---------
CASH AND CASH EQUIVALENTS
   End of period ...............................................      $   7,970       $  14,300
                                                                      =========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid for interest ......................................      $  21,829       $  19,804
   Cash paid for income taxes ..................................            321             100

                    See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company

        Harrington Financial Group, Inc. (the "Company") is a savings and loan holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and six full-service branch offices located in Carmel, Fishers, Noblesville and Indianapolis, Indiana.

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

        The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1998. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1997.

Note 3 - Recent Accounting Pronouncements

        Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 was amended by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No.
        125. SFAS No. 127 defers certain provisions of SFAS No. 125 relating to repurchase agreements, dollar-roll, securities lending, and similar transactions and is effective for transactions occurring after December 31, 1997. The adoption of this statement as of January 1, 1998 did not have a material effect on the consolidated financial statements.

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

                                           Three Months Ended             Nine Months Ended
                                                 March 31,                     March 31,
                                         -------------------------     ------------------------
                                           1998            1997          1998           1997
                                         ---------      ---------      ---------      ---------
Basic earnings per share:
   Weighted average common shares .      3,339,538      3,256,738      3,282,758      3,256,738
                                         =========      =========      =========      =========

Diluted earnings per share:
   Weighted average common shares .      3,339,538      3,256,738      3,282,758      3,256,738
   Dilutive effect of stock options          6,527         39,416         38,114         39,111
                                         ---------      ---------      ---------      ---------
   Weighted average common and
     incremental shares (1) .......      3,346,065      3,296,154      3,320,872      3,295,849
                                         =========      =========      =========      =========

          (1) The calculations for diluted earnings per share for the three and nine months ended March 31, 1998 were based upon the weighted average common shares as the effects of the stock options were anti-dilutive due to the net losses for the respective periods.



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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

        At March 31, 1998, the Company's total assets amounted to $553.1 million, as compared to $446.8 million at June 30, 1997. The $106.3 million or 23.8% increase in total assets during the nine months ended March 31, 1998 was primarily the result of a $76.7 million increase in securities held for trading and a $41.2 million increase in net loans receivable which was partially offset by an $11.3 million decrease in receivables from brokers. The increase in securities held for trading was a result of further utilization of the Company's capital. The increase in loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans. The decrease in receivables from brokers was due to a decrease in the amount of unsettled sales of investment securities. The increase in the Company's assets from June 30, 1997 to March 31, 1998 was funded primarily by a $72.7 million or 29.6% increase in securities sold under agreements to repurchase and a $31.0 million or 22.8% increase in deposits.

        At March 31, 1998, the Company's stockholders' equity amounted to $24.5 million, as compared to $25.0 million at June 30, 1997. The 2.1% decrease in stockholders' equity was primarily due to the $532,000 of net loss recognized during the nine month period, the quarterly $0.03 per share payments of cash dividends totaling $296,000 and the repurchase of stock for $1.1 million which was partially offset by $1.4 million from the exercise of a portion of the Company's eligible stock options including the related tax benefit. At March 31, 1998, the Bank's Tier 1 core capital amounted to $33.9 million or 6.2% of adjusted total assets, which exceeded the minimum 4.0% requirement by $11.8 million. Additionally, as of such date, the Bank's risk-based capital totaled $34.1 million or 23.8% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $22.6 million.

Results of Operations

        General. The Company reported losses of $241,000 or $0.07 per share and $532,000 or $0.16 per share during the three and nine months ended March 31, 1998, as compared to earnings of $835,000 or $0.26 per share and $1.6 million or $0.48 per share during the prior comparable periods. The $1.1 million decrease in earnings during the three months ended March 31, 1998, as compared to the same period in the prior year, was primarily due to a $852,000 decrease in net interest income, a $456,000 increase in realized and unrealized net losses on securities held for trading and a $551,000 increase in operating expenses which were partially offset by a $685,000 decrease in the Company's income tax provision. The $2.1 million decrease in earnings during the nine months ended March 31, 1998, as compared to the same period in the prior year, was primarily due to a $2.3 million decrease in net interest income, a $1.0 million increase in realized and unrealized net losses on securities held for trading and a $259,000 increase in operating expenses (operating expenses increased $1.1 million excluding the $830,000 special Savings Association Insurance Fund (SAIF) assessment) which were partially offset by a $1.4 million decrease in the Company's income tax provision.

        The Bank's deposits are insured by the SAIF, which was statutorily required to be recapitalized to a ratio of 1.25% of insured deposits. The legislation enacted by the U.S. Congress, which was signed by the President on September 30, 1996, recapitalized the SAIF by a one-time charge of $0.657 for each $100 of assessable deposits held at March 31, 1995. This resulted in expense of $830,000 recognized in the Company's earnings for the nine months ended March 31, 1997. The Bank's insurance premiums, which had amounted to $0.23 for every $100 of assessable deposits, were reduced to $0.065 for every $100 of assessable deposits beginning on January 1, 1997.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three and nine months ended March 31, 1998 and 1997.

                                                             At or for the Three               At or for the Nine
                                                                Months Ended                     Months Ended
                                                                  March 31,                        March 31,
                                                            --------------------             --------------------
                                                            1998            1997             1998            1997
                                                            ----            ----             ----            ----
Return on average assets                                   -0.17%            0.66%          -0.13%            0.40%
Return on average assets, excluding special                -0.17             0.66           -0.13             0.54
   SAIF assessment
Return on average equity                                   -3.88            13.64           -2.86             8.74
Return on average equity, excluding special
   SAIF assessment                                         -3.88            13.64           -2.86            11.68
Interest rate spread (1)                                    0.69             1.41            0.88             1.47
Net interest margin (2)                                     0.82             1.60            1.04             1.66
Operating expenses to average assets                        1.23             0.92            1.12             1.08
Operating expenses to average assets,
   excluding special SAIF assessment                        1.23             0.92            1.12             0.87
Efficiency ratio (3)                                      145.33            60.09          106.66            65.84
Efficiency ratio, excluding special SAIF
   assessment (3)                                         145.33            60.09          106.66            52.81
Non-performing assets to total assets                       0.16             0.23            0.16             0.23
Loan loss reserves to non-performing loans                 70.53            63.20           70.53            63.20

-------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin in net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.

        Interest Income. Interest income increased by $174,000 or 2.1% during the three months ended March 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $665,000 increase in interest income from the loan portfolio which was partially offset by a $156,000 decrease in interest income from the Company's investment portfolio, a $179,000 increase in net interest expense on interest rate contracts maintained in the trading portfolio and a $201,000 decrease in interest income from deposits. The increase in interest income on the loan portfolio was a direct result of the $38.8 million increase in the level of the average loan portfolio which was partially offset by a 26 basis point decline in the interest yield earned. The decrease in interest income from the Company's investment portfolio was a result of the 76 basis point decline in the interest yield earned which was partially offset by the

$26.2 million increase in the level of the average investment portfolio. The decline in the basis points on the investment portfolio was largely a result of the Company's shifting of assets to low initial rate GNMA one-year adjustable rate mortgage securities and the shifting of the portfolio's fixed rate mortgage investments to lower coupons with lower accounting yields but higher option adjusted spreads. Maturities and new interest rate contract agreements were primarily the cause of the increase in net interest expense on interest rate contracts maintained in the trading portfolio. The decrease in interest income from deposits was a result of the change in regulatory liquidity requirements which allowed an average of $15.9 million in funds to be invested in higher yielding investment opportunities.

        Interest income decreased by $1.3 million or 4.8% during the nine months ended March 31, 1998, as compared to the same period in the prior year. This decrease was primarily due to a $2.4 million decrease in interest income on the Company's investment portfolio and a $526,000 increase in the net interest expense on interest rate contracts maintained in the trading portfolio which was partially offset by a $1.7 million increase in interest income from the loan portfolio. The 63 basis point decline in interest income from the investment portfolio was largely a result of the Company's shifting of assets to low initial rate GNMA one-year adjustable rate mortgage securities and the shifting of the portfolio's fixed rate mortgage investments to lower coupons with lower accounting yields but higher option adjusted spreads; in addition, the level of the average investment portfolio decreased by $20.6 million. Maturities and new interest rate contract agreements were primarily the cause of the increase in net interest expense on interest rate contracts maintained in the trading portfolio. The increase in interest income on the loan portfolio was a direct result of the $32.2 million increase in the level of the average loan portfolio which was partially offset by a 27 basis point decline in the interest yield earned.

        Interest Expense. Interest expense increased by $1.0 million during the three months ended March 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $56.0 million increase in the level of average interest-bearing liabilities and a 20 basis point increase in the cost of interest-bearing liabilities resulting mainly from an increase in the funding costs for securities sold under agreements to repurchase.

        Interest expense increased by $1.0 million during the nine months ended March 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $10.3 million increase in the level of average interest-bearing liabilities and a 16 basis point increase in the cost of interest-bearing liabilities resulting mainly from an increase in the funding costs for securities sold under agreements to repurchase.

        Net Interest Income. Net interest income decreased by $852,000 or 43.3% during the three months ended March 31, 1998, as compared to the same period in the prior year. Net interest income decreased by $2.3 million or 36.9% during the nine months ended March 31, 1998, as compared to the same period in the prior year.

        Provision for Loan Losses. No additional provision for loan losses was made during the three and nine months ended March 31, 1998. Delinquencies and loan write-offs continue to be low and the non-performing assets remain stable. During the three and nine months ended March 31, 1997, the Company increased the general allowance for loan losses by $93,000 in response to the substantial loan growth.

        Other Income (Loss). Total other income (loss) amounted to $206,000 and ($422,000) during the three months and nine months ended March 31, 1998, as compared to $657,000 and $546,000 during the respective periods in the prior year. This income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

       During the three months ended March 31, 1998, the Company recognized $2.2 million of realized gains on the sale of securities held for trading which were partially offset by $2.1 million of unrealized losses on securities held for trading (which includes interest rate contracts used for hedging purposes). During the nine months ended March 31, 1998, the Company recognized $1.6 million of unrealized losses on the sale of securities held for trading which were partially offset by $931,000 of realized gains on the sale of securities held for trading.

        During the three and nine months ended March 31, 1997, the Company recognized $6.0 million and $995,000 of realized gains on the sale of securities held for trading which were partially offset by $5.4 million and $624,000 of unrealized losses on securities and hedge contracts held for trading.

        Other Expense. Total other expense amounted to $1.7 million and $4.5 million during the three and nine months ended March 31, 1998, as compared to $1.2 million and $3.4 million during the respective periods in the prior year before the one-time SAIF assessment. Total other expense amounted to $4.2 million during the nine months ended March 31, 1997 after the SAIF assessment of $830,000. The increase in total other expense during the three and nine month periods, excluding the special SAIF assessment, was due to increases in salaries and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of four new branch offices in the Indianapolis, Indiana area). The Company anticipates further increases in expenses as a new commercial loan division is developed and two additional branch locations are planned to be added.

        Income Tax Provision. The Company received an income tax benefit of $151,000 during the three months ended March 31, 1998, as compared to income tax expense of $534,000 during the respective period in the prior year. During the three months ended March 31, 1998, the Company's effective benefit rate amounted to 38.5% as compared to an effective tax rate of 39.0% during same period in fiscal year 1997.

        The Company received an income tax benefit of $378,000 during the nine months ended March 31, 1998, as compared to income tax expense of $988,000 during the respective period in the prior year. During the nine months ended March 31, 1998, the Company's effective benefit rate amounted to 41.5% as compared to an effective tax rate of 38.8% during same period in fiscal year 1997. The change in the effective tax/benefit rate was a result of higher levels of permanent differences which resulted in lower taxable income.

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

        The total eligible regulatory liquidity of the Bank was 14.21% at March 31, 1998, as compared to 5.25% and 5.53% at June 30, 1997 and 1996, respectively. At March 31, 1998, the Bank's average "liquid" assets totaled approximately $72.3 million, which was $51.9 million in excess of the current OTS minimum requirement.

        At March 31, 1998, the Company's total approved originated loan commitments outstanding amounted to $4.1 million, and the unused lines of credit outstanding totaled $2.4 million. At the same date, commitments outstanding to purchase investment securities and loans were $18.9 million and $10.2 million, respectively. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $102.4 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

        Using the internal market value calculations, the Company has determined that, as of March 31, 1998, there has been no material change in prepayment assumptions or the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts in comparison to the disclosures set forth in the Company's 1997 annual report to stockholders.

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



                                        HARRINGTON FINANCIAL GROUP, INC.




Date:  May 8, 1998                      By:/s/ Craig J. Cerny
                                           ------------------
                                           Craig J. Cerny
                                           President



Date:  May 8, 1998                      By:/s/ Catherine A. Habschmidt
                                           ---------------------------
                                           Catherine A. Habschmidt
                                           Chief Financial Officer and Treasurer