Form 10-K
period 1998-06-30
HARRINGTON FINANCIAL GROUP INC
filed 1998-09-28
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 18, 1998, the aggregate value of the 848,888 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,364,229 shares held by all directors and executive officers of the Registrant as a group, was approximately $7.7 million. This figure is based on the last known trade price of $9.125 per share of the Registrant's Common Stock on September 18, 1998.

Number of shares of Common Stock outstanding as of September 18, 1998: 3,213,117

                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.         Business

General

         Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The Bank is a federally chartered savings bank which conducts business through seven full-service offices located in Carmel, Fishers, Noblesville, Indianapolis, and Richmond, Indiana. In addition, the Bank commenced commercial lending operations in the Kansas City area during the fiscal year ended June 30, 1998 and opened its first full service banking facility in Mission, Kansas in August 1998.

         The  Company  was  organized  in  March  1988 in  connection  with  its acquisition of the Bank. The Bank was originally organized in 1889 as an Indiana-chartered savings association under the name "The Peoples Home and Savings Association of Richmond, Indiana." In 1936, the Bank obtained federal insurance and in 1984 adopted a federal charter and changed its name to "Peoples Federal Savings Association." In 1985, the Bank converted from mutual to stock form and, in March 1994, changed its name to "Harrington Bank, FSB." On May 6, 1996, the Company sold 1,265,000 shares of common stock at $10.00 per share to investors in an initial public offering resulting in gross proceeds of $12,650,000 to the Company. Net proceeds to the Company after offering expenses were $11,437,000. At June 30, 1998, the Company had total consolidated assets of $484.4 million, total consolidated borrowings of $279.9 million, total consolidated deposits of $178.3 million, and total consolidated stockholders' equity of $22.7 million.

         The Company was organized in March 1988 by certain principals of Smith Breeden Associates, Inc. ("Smith Breeden") for the sole purpose of acquiring the Bank. This investor group purchased the Bank with the intention of expanding the Bank's mortgage originations, investment and retail operations and improving the Bank's return on equity. The Company has contracted with Smith Breeden for the provision of consulting services regarding, among other things, providing advice on management of its investments and borrowings, the pricing of loans and deposits, and the use of various financial instruments to reduce interest rate risk. Certain officers and directors of the Company and the Bank are principals or affiliates of Smith Breeden.

         The Company's business strategy focuses on achieving attractive returns consistent with prudent risk management. The Company has sought to implement this strategy by (1) expanding its banking locations and product offerings in order to build a strong community banking franchise through de novo branching and the pursuit of acquisition opportunities; (2) controlling interest rate risk by matching the interest rate sensitivity of its assets to that of its liabilities; (3) controlling credit risk by maintaining a substantial portion of the Company's assets in mortgage-backed and related securities and single-family residential loans and by applying conservative underwriting standards and credit risk monitoring; and (4) utilizing excess capital balances through the management of a hedged investment portfolio.

Highlights of the principal elements of the Company's business strategy are as follows:

       Expand Banking Locations and Product Offerings. An integral part of the Company's strategy is to increase the Bank's emphasis on opportunistically expanding products, services and banking locations for business and retail customers in markets where the Company's management and directors have market knowledge and customer relationship potential. A total of six new banking locations were opened since May 1994, with three being opened in fiscal year 1998. The Company's primary lending emphasis is on the origination (both directly and through correspondents) of loans secured by first liens on single-family (one-to-four units) residences. Originations of such loans have increased from $41.6 million during fiscal 1996 to $87.7 million during fiscal 1998. See "- Lending Activities." In addition, the Company's retail deposits (including transaction accounts and retail certificates of deposit) have increased from $112.4 million or 83.1% of total deposits at June 30, 1996 to $166.8 million or 93.6% of total deposits at June 30, 1998. See "- Sources of Funds - Deposits." The Company believes that single-family residential loan originations generally offer attractive risk adjusted returns and, with respect to direct originations, allow the Company to establish a relationship with the underlying borrower which the Company can utilize to cross-sell additional products and services. In addition, the Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income, and also permit the further cross-selling of additional products and services. Consequently, the Company expects to continue to focus on increasing its retail deposit base and its portfolio of single-family residential loans. Furthermore, the Company has developed a commercial lending division to provide funding to commercial borrowers and to increase business deposits. Since 1994, the Company has also offered trust and investment services for individuals and retirement vehicles.

       Control Interest Rate Risk. The Company attempts to manage its assets and liabilities in order to maintain a portfolio which produces positive returns in either an increasing or decreasing interest rate environment. The Company has sought to control interest rate risk both internally through the management of the composition of its assets and liabilities and externally through the utilization of interest rate contracts.
       Interest rate contracts, along with mortgage backed derivative securities, are purchased with the intention of protecting the market value of the Bank's portfolio and net interest income.

       Control Credit Risk. In order to limit the Company's credit exposure and as part of its strategy to earn a positive interest rate spread, the Company maintains a substantial portion of its assets in mortgage-backed and related securities, which are primarily issued or guaranteed by U.S. Government agencies or government sponsored enterprises, and single-family residential loans. At June 30, 1998, the Company's investment in mortgage-backed and related securities amounted to $287.0 million or 98.4% of the Company's securities portfolio (both held for trading and available for sale) and 59.2% of the Company's total assets. In addition, as of such date, the Company's investment in single-family residential loans amounted to $154.3 million or 31.9% of total assets. See "- Lending" and "- Investment Activities."

       Utilize Excess Capital Balances. The Company utilizes excess capital balances through the management of a hedged investment portfolio primarily consisting of mortgage backed securities. Although mortgage-backed securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets, as they have underlying insurance or guarantees, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. The funds invested in the securities portfolio can be quickly redeployed to pursue community bank expansion opportunities as they arise.

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

Investment Advisor

         Smith Breeden is a money management and consulting firm involved in (1) money management for separate accounts such as corporate, state and municipal pensions, endowments and mutual funds, (2) financial institution consulting and investment advice, and (3) equity investments. Smith Breeden specializes in mortgage-backed and related securities, interest rate risk management, and the application of option pricing to loans and investments. Smith Breeden currently advises, or manages on a discretionary basis, assets totaling approximately $22 billion. The firm has acted as a consultant to banks, thrifts and governmental agencies charged with the regulation of financial institutions and the resolution of troubled thrifts.

         Smith Breeden was co-founded in 1982 by Douglas T. Breeden and Gregory Smith, who retired in 1988. Dr. Breeden is Chairman of the Board of the Company. He previously served on the faculty at Massachusetts Institute of Technology, the University of Chicago, Stanford University, where he obtained his Ph.D. in Finance, and Duke University's Fuqua School of Business. He is editor of the Journal of Fixed Income.
------------------------

         Since 1988, Smith Breeden and certain of its principals have been involved in making equity investments in financial institutions in tandem with the application of its expertise in banking and investment management. Certain of the principals of Smith Breeden are investors in other banks and thrift institutions.

         Smith Breeden is based in Chapel Hill, North Carolina, and employs approximately 75 people in its main office and its offices in Overland Park, Kansas, Dallas, Texas and Boulder, Colorado.

Lending Activities

         General. At June 30, 1998, the Bank's net loan portfolio totaled $163.5 million, representing approximately 33.8% of the Company's $484.4 million of total assets at that date. In addition to utilizing option-adjusted pricing analysis in order to manage the Company's investment portfolio, the Company also uses such analysis to price its loan originations and ascertain the net spread expected to be earned with respect to the Bank's loan portfolio. The Bank's primary focus with respect to its lending operations continues to be in the direct origination and servicing of single-family residential mortgage loans. Since fiscal 1995, the Bank has also been active in originating whole residential mortgage loans through correspondents which meet its pricing and credit quality objectives. In the latter part of fiscal year 1998, the Company initiated the development of a commercial loan division to broaden and diversify its product offerings and customer base. The Company anticipates that the commercial loan portfolio, consisting of real estate and business lending, will expand during the upcoming fiscal years. Currently, substantially all of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

         The risks associated with residential mortgage lending are well-defined and controllable. Credit risk is controlled through the adherence, with few exceptions, to secondary market underwriting guidelines. A strong internal loan review program monitors compliance with the Bank's underwriting standards, which is reflected by the low level of non-performing assets. See - "Asset Quality - Non-Performing Assets." Market risk is controlled by a disciplined approach to pricing and by regular monitoring and hedging of the institution's overall sensitivity to interest rate changes.

         As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Company estimates that at June 30, 1998, approximately 78% of the loans in the Bank's portfolio are secured by properties located or made to customers residing in its primary market area, which consists of Wayne, Hamilton and Marion counties in eastern and central Indiana and contiguous counties.

         Although the Bank has historically originated loans with lesser dollar balances than are permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1998, the Bank's regulatory limit on loans-to-one borrower was $5.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.1 million, $743,000, $725,000, $650,000 and $635,000. All five of the Bank's largest loans or groups of loans are secured primarily by commercial or single-family residential real estate and were performing in accordance with their terms at June 30, 1998.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Bank's loan portfolio by type of loan at the dates indicated.



                                                                           June 30,
                                    ---------------------------------------------------------------------------------
                                              1998                           1997                         1996
                                    --------------------------  ---------------------------      --------------------
                                      Amount        Percent        Amount           Percent      Amount       Percent
                                      ------        -------        ------           -------      ------       -------
                                                                    (Dollars in Thousands)

Single-family residential (1)        $154,336          94.6%      $91,140           97.2%       $64,899        97.8%
Commercial real estate (2)              3,522           2.2           258            0.3            441         0.7
                                     --------          ----       --------         -----        -------       -----
     Total real estate loans          157,858          96.8        91,398           97.5         65,340        98.5
Collateralized commercial loans         1,201           0.7            --             --             --          --
Consumer loans:
     Deposit secured                      221           0.1           252            0.2            267         0.4
     Home improvement/equity            3,536           2.2         2,136            2.3            732         1.1
     Other                                253           0.2            --             --             --          --
                                     --------          ----       --------         -----        -------       -----
       Total consumer loans             4,010           2.5         2,388            2.5            999         1.5
                                     --------          ----       --------         -----        -------       -----
         Total loans                  163,069         100.0%       93,786          100.0%        66,339       100.0%
                                                      =====                        =====                      =====
Less:
     Unamortized push-down
       accounting adjustment (3)         (113)                       (136)                         (182)
     Unamortized discount on loans        --                          --                             (7)
     Undisbursed funds (4)                 (6)                         (9)                         (420)
     Deferred loan origination
       (fees) costs                       956                         530                           315
     Allowance for loan losses           (360)                       (213)                         (120)
                                     --------                    --------                       -------
       Net loans                     $163,546                     $93,958                       $65,925
                                     ========                    ========                       =======

                                                            June 30,
                                       ------------------------------------------------
                                                1995                        1994
                                       ----------------------      --------------------
                                        Amount       Percent       Amount       Percent

Single-family residential (1)           $35,998         96.1%      $20,525       96.6%
Commercial real estate (2)                  711          1.9           349        1.6
                                        -------        -----       -------      -----
     Total real estate loans             36,709         98.0        20,874       98.2
Collateralized commercial loans              --           --            --         --
Consumer loans:
     Deposit secured                        255          0.7           150        0.7
     Home improvement/equity                498          1.3           210        1.0
     Other                                   --           --            17        0.1
                                        -------        -----       -------      -----
       Total consumer loans                 753          2.0           377        1.8
                                        -------        -----       -------      -----
         Total loans                     37,462        100.0%       21,251      100.0%
                                                       =====                    =====
Less:
     Unamortized push-down
       accounting adjustment (3)           (350)                      (419)
     Unamortized discount on loans          (13)                       (19)
     Undisbursed funds (4)                  (43)                        (8)
     Deferred loan origination
       (fees) costs                          75                        (17)
     Allowance for loan losses             (121)                      (106)
                                        -------                    -------
       Net loans                        $37,010                    $20,682
                                        =======                    =======

---------
(1) Includes single-family residential construction loans. At June 30, 1998, the Bank had no construction loans in process.

(2)  Includes $224,000,  $258,000,  $291,000, $321,000, and $349,000 of mortgage revenue bonds secured by commercial real estate at each of the respective dates.

(3) Reflects the balance of the fair value adjustments made on the loan portfolio as a result of the completion in September 1988 of the Company's acquisition of the Bank, which acquisition was accounted for under the purchase method of accounting.

(4)  Includes   undisbursed   funds   relating  to   single-family   residential
     construction loans.

         Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items.

                                                  Due After       Due After
                                 Due in One      One to Five   Five or More
                                Year or Less       Years           Years           Total
                                ------------       -----           -----           -----
                                                    (In Thousands)
Single-family residential        $     21        $    418        $153,897        $154,336
Commercial ..............             681             568           3,474           4,723
Consumer ................             395             340           3,275           4,010
                                 --------        --------        --------        --------
     Total ..............        $  1,097        $  1,326        $160,646        $163,069
                                 ========        ========        ========        ========

         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1998, which have fixed interest rates or which have floating or adjustable interest rates.

                                                       Floating or
                                       Fixed Rates   Adjustable-Rates      Total
                                       -----------   ----------------      -----
                                                     (In Thousands)
Single-family residential ......        $112,072        $ 42,243        $154,315
Commercial .....................           3,940             102           4,042
Consumer .......................           1,471           2,144           3,615
                                        --------        --------        --------
    Total ......................        $117,483        $ 44,489        $161,972
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

         Mortgage loan applications are reviewed by Bank employees who have approval authority up to designated limits. All loans in excess of an individual's designated limits are referred to the Bank's Loan Committee, which has approval authority for all loans up to $1.0 million. Any loans exceeding $1.0 million (of which, at June 30, 1998, there was one) must be approved by the Board of Directors of the Bank. In addition, the Board of Directors of the Bank ratifies all loans originated and purchased by the Bank.

         The  single-family   residential  loans  originated  by  the  Bank  are
generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan

Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. From fiscal 1991 to fiscal 1993, the Bank sold substantially all of its fixed-rate single-family residential loans to FNMA in the secondary market as a means of generating fee income as well as providing additional funds for lending, investing and other purposes. Sales of loans were generally under terms which did not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. With respect to such loan sales, the Company generally retained responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sold, and received a fee for performing these services. At June 30, 1998, the Company was servicing $3.4 million of loans for others.

         During fiscal year 1994, the Bank initiated programs to increase its portfolio of single-family residential loans in accordance with its community banking expansion. In addition, during fiscal 1995, the Bank began originating single-family residential loans through a correspondent mortgage banking company headquartered in Indianapolis, Indiana. During fiscal 1997, the Bank expanded its correspondent relationships with an additional mortgage banking company in Indianapolis, Indiana and a company in Overland Park, Kansas. The Bank plans to expand further its single-family residential loan portfolio through the use of additional correspondent mortgage banking companies in the future. The Bank requires that all loans originated through correspondents be underwritten in accordance with its underwriting guidelines and standards. The Bank reviews the loans for adherence to its underwriting standards prior to acceptance from the correspondent. Such loans are obtained with servicing released.

         The following table sets forth the loan origination activity of the Company during the periods indicated.

                                                 Year Ended June 30,
                                      ------------------------------------------
                                        1998             1997             1996
                                      --------         --------         --------
                                                 (Dollars in Thousands)
Direct loan originations:
  Single-family residential ..        $ 39,772         $ 12,615         $ 18,895
  Commercial .................           4,506             --               --
  Consumer ...................           4,355            2,931            1,246
                                      --------         --------         --------
    Total loans originated
      directly ...............          48,633           15,546           20,141
Originations by
  correspondents (1) .........          47,921           24,545           22,721
                                      --------         --------         --------
    Total loans originated ...          96,554           40,091           42,862
Loan principal reductions ....         (27,271)         (12,644)         (13,985)
                                      --------         --------         --------
Net increase in loan portfolio        $ 69,283         $ 27,447         $ 28,877
                                      ========         ========         ========

--------
(1)      Consisted solely of single-family residential loans.

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1998, $154.3 million or 94.6% of the Bank's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

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

         Since the early 1980s, the Bank has also been offering adjustable-rate single-family residential mortgage loans. Such loans generally have up to 30-year terms and an interest rate which adjusts after one, three or five years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 25.9% of the single-family residential loans in the Bank's loan portfolio at June 30, 1998 had adjustable interest rates.

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

         Although the Bank does not emphasize the origination of residential construction loans, in recent years the Bank has occasionally originated loans in its primary market area to construct single-family residences. At June 30, 1998, the Bank had no construction loans in process.

         Commercial Real Estate Loans. At June 30, 1998, $3.5 million or 2.2% of the Bank's total loan portfolio consisted of loans secured by commercial real estate. At June 30, 1998, the Bank's commercial real estate loan portfolio included term loans secured by commercial buildings located within the Company's primary market areas.

         Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. During the latter part of the fiscal year, the Bank developed a commercial lending division by implementing the necessary policies, operating procedures, loan systems and hiring support personnel. These loans are made in conformance with strict underwriting guidelines and adherence to the Bank's policies.

         Collateralized Commercial Loans. At June 30, 1998, $1.2 million or 0.7% of the Bank's total loan portfolio consisted of collateralized commercial loans. These collateralized loans consist of both term loans as well as lines of credit which are secured by business assets or stock.

         As previously mentioned, the Bank's recent development of the commercial lending division allows for the origination of non-real estate business loans in strict compliance with the Bank's underwriting standards. Collateralized commercial lending also entails different and significant risks in relation to single-family residential lending,

         Consumer Loans. The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally have higher interest spreads than mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, home improvement loans and deposit account secured loans. At June 30, 1998, $4.0 million or 2.5% of the Bank's total loan portfolio consisted of consumer loans.

         Home equity loans and lines of credit are originated by the Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home improvement loans in amounts up to 95% of the appraised value, less the amount of any existing prior liens on the property, provided the loan is guaranteed by an approved insurer. Home equity loans and home improvement loans have a maximum term of twenty years and carry fixed interest rates. Home equity lines of credit have a maximum repayment term of 10 years, a five-year term with respect to draws, and carry interest rates which adjust monthly in accordance with a designated prime rate. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. At June 30, 1998, home equity loans and lines of credit and home improvement loans totaled $3.5 million or 88.2% of the Bank's total consumer loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $221,000 or 5.5% of the Bank's total consumer loan portfolio at June 30, 1998. Such loans are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

         During fiscal year 1998, the Bank expanded its consumer loan products to include automobile and personal loans. As of June 30, 1998, these other loans amounted to $253,000 or 6.3% of the Bank's total consumer loan portfolio.

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

                                                                         June 30,
                                    --------------------------------------------------------------------------------
                                        1998             1997             1996            1995             1994
                                    -------------    -------------    -------------   --------------   -------------
                                                                (Dollars in Thousands)
Non-accruing loans:
    Single-family residential                $ 285           $  336           $  261          $  350            $  559
    Commercial real estate                      --               --               --              --                --
                                              ----           ------           ------          ------            ------
    Total non-accruing loans                   285              336              261             350               559
Accruing loans greater than
    90 days delinquent                          --               --               --              --                --
                                              ----           ------           ------          ------            ------
      Total non-performing loans               285              336              261             350               559
Real estate owned                               18               --               --              --                --
Other non-performing assets (1)                587              789            1,088           1,415             2,282
                                              ----            ------           ------          ------            ------
      Total non-performing assets            $ 890           $1,125           $1,349          $1,765            $2,841
                                             =====           ======           ======          ======            ======
      Total non-performing loans
        as a  percentage  of total loans      0.17%            0.36%            0.40%           0.95%             2.70%
                                              ====             ====             ====            ====              ====
      Total non-performing assets
        as a percentage of total assets       0.18%            0.25%            0.32%           0.59%             1.34%
                                              ====             ====             ====            ====              ====

------------------
(1)  Consists  of a  non-agency  participation  certificate.  See "-  Classified
     Assets."

         The interest income that would have been recorded during the years ended June 30, 1998, 1997, 1996, 1995 and 1994 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $15,000, $6,000, $6,000, $13,000 and $26,000, respectively.

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

         The Bank's classified assets at June 30, 1998 consisted of $817,000 of assets classified as substandard (including $230,000 of loans and $587,000 of securities) and no loans classified as doubtful. In addition, at June 30, 1998, $1.9 million of the Bank's loans were designated special mention.

         The $587,000 of securities classified as substandard at June 30, 1998 relates to a single non-agency participation certificate which was purchased by the Bank during fiscal 1991. The security was issued by a savings institution located in Huntington Beach, California and the underlying mortgages consist of six-month adjustable-rate notes (priced off of LIBOR) which are secured by single-family properties located in southern California. As of June 30, 1998, approximately 23.9% of the underlying mortgages were at least 30 days past due and/or in foreclosure or already foreclosed upon by the servicer. The security was structured into both senior and subordinate classes and the Bank owns only senior classes. As of June 30, 1998, the pool had cumulative realized losses of $23.0 million which were initially absorbed by certain credit supports and subsequently absorbed by subordinate certificate holders. Currently, senior certificate holders (such as the Bank) are having to absorb the losses. The credit supports, which totaled $11.0 million at the date of issuance, had been depleted as of June 30, 1998. The security is currently held in the Bank's available for sale portfolio and its $587,000 carrying value at June 30, 1998 reflects $18,000 of net unrealized losses as of such date as well as $414,000 and $253,000 of write-downs with respect to such security which were recognized by the Bank during fiscal 1995 and 1994, respectively.

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

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement includes guidance (1) on the responsibilities of management for the assessment and establishment of an adequate allowance and (2) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (1) 50% of the portfolio that is classified doubtful; (2) 15% of the portfolio that is classified substandard and (3) for the portions of the portfolio that have not been classified (including loans designated special mention), estimating credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                 Year Ended June 30,
                                   ----------------------------------------------------------------------------------
                                        1998            1997           1996             1995               1994
                                    -------------   -------------   ------------    ---------------    --------------
                                                                 (Dollars in Thousands)
   Total loans outstanding, net      $163,546         $93,958         $65,925         $37,010             $20,682
                                     ========         =======         =======         =======             =======
   Average loans outstanding, net    $116,982         $78,545         $52,399         $25,467             $19,369
                                     ========         =======         =======         =======             =======
   Balance at beginning of period    $    213         $   120         $   121         $   106             $   156
   Charge-offs:
     Single-family residential             --              --              --              --                   2
     Commercial real estate (1)            --              --              --              --                  45
     Consumer                              --              --              --              --                  --
                                      -------         -------         -------         -------             -------
       Total charge-offs                   --              --              --              --                  47
   Recoveries:
    Single-family residential              --               1              --              --                  --
     Consumer                              --              --              --              --                  --
                                      -------         -------         -------         -------             -------
       Total recoveries                    --               1              --              --                  --
                                      -------         -------         -------         -------             -------
   Net charge-offs                         --              (1)             --              --                  47
   Provision (recovery) for loan          147              92              (1)             15                  (3)
                                     --------         -------         -------         -------             -------
   losses
   Balance at end of period          $    360         $   213         $   120        $    121             $   106
                                     ========         =======         =======        ========             =======
   Allowance for loan losses as a
     percent of total loans
     outstanding                          0.2%            0.2%            0.2%            0.3%                0.5%
                                          ===             ===             ===             ===                 ===
   Ratio of net charge-offs to
     average loans outstanding              --%             --%             --%             --%               0.2%
                                          ====            ====            ====            ====                ===

-------------

(1) The $45,000 charge-off during fiscal 1994 related to a mortgage revenue bond secured by commercial real estate.

         The Bank established provisions (recoveries) for loan losses of $147,000, $92,000, $(1,000), $15,000 and $(3,000) during the years ended June
30, 1998, 1997, 1996, 1995 and 1994 respectively. During such periods, loan charge-offs (net of recoveries) amounted to $0, $(1,000), $0, $0, and $47,000, respectively. The increases in the provision for loan losses during the periods presented were due to substantial growth in the Company's mortgage loan portfolio.

The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan categories at the dates indicated.

                                                                            June 30,
                                       --------------------------------------------------------------------------------
                                              1998                        1997                          1996
                                       ------------------------    -----------------------      -----------------------
                                                    Percent of                 Percent of                    Percent of
                                                     Loans in                   Loans in                      Loans in
                                                       Each                       Each                          Each
                                                    Category to                Category to                   Category to
                                        Amount      Total Loans    Amount      Total Loans       Amount      Total Loans
                                        ------      -----------    ------      -----------       ------      -----------
                                                                   (Dollars in Thousands)
Single-family  residential loans.        $302           83.9%        $188           97.2%         $ 95           97.8%
Commercial real estate loans ....          43           11.9           10            0.3            10            0.7
Consumer loans ..................          15            4.2           15            2.5            15            1.5

     Total ......................        $360          100.0%        $213          100.0%         $120          100.0%
                                         ====          =====         ====          =====          ====          =====
                                      ------------------------------------------------------
                                             1995                         1994
                                      -------------------------   --------------------------
                                                    Percent of                   Percent of
                                                     Loans in                     Loans in
                                                       Each                         Each
                                                   Category to                  Category to
                                      Amount       Total Loans    Amount        Total Loans
                                      ------       -----------    ------        -----------
Single-family  residential loans.
Commercial real estate loans.....      $ 96           96.1%        $ 91           96.6%
Consumer loans ..................        10            1.9           --            1.6
     Total ......................        15            2.0           15            1.8

                                       $121          100.0%        $106          100.0%
                                       ====          =====         ====          =====

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

         The Company invests in a portfolio of mortgage-backed securities, mortgage-backed derivative securities, interest rate risk management contracts, equity securities and municipal bonds. In selecting securities for its portfolio, the Company employs option-adjusted pricing analysis with the assistance of Smith Breeden in order to ascertain the net risk-adjusted spread expected to be earned with respect to the various investment alternatives. The nature of this analysis is to quantify the costs embedded in the yield of an investment, such as the duration matched funding cost, the costs of the options embedded in the investment's cash flows (such as a borrower's ability to prepay a mortgage) and servicing costs. The objective of the Company's investment management process is to select investments with the greatest net spreads and actively manage the underlying risks of these investments.

         The Company actively manages its securities portfolio in order to enhance net interest and net market value on a risk-adjusted basis. As a result, the Company continuously monitors the net risk-adjusted spreads of its investments and compares them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), the Company will sell individual securities prior to their maturity and reinvest the proceeds into new investments which generally carry wider risk-adjusted spreads. The Company's securities portfolio also contains various interest rate risk management contracts (such as interest rate swaps, collars, caps, floors, options and futures) which are primarily utilized to hedge the Company's interest rate exposure in the trading portfolio and which require active management in order to respond to changing prepayment rates on the mortgage securities. The investment portfolio, although hedged for interest rate risk, is still susceptible to adverse changes in the spreads between the yields on mortgage securities and the related Treasury and LIBOR based hedges with the potential for significant earnings volatility from net mark-to-market changes. That is, the Company designates substantially all of the investment portfolio as securities held for trading and, therefore, reflects the market value changes of these investments, net of hedges, in the statement of operations.

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

         Mortgage-Backed and Related Securities. At June 30, 1998, the Company's mortgage-backed and related securities portfolio (including $12.3 million of mortgage-backed derivative securities) amounted to $287.0 million or 98.4% of the Company's securities portfolio (both held for trading and available for sale) and 59.2% of the Company's total assets. By investing in mortgage-backed and related securities, management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

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

         The OTS has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as interest-only and principal-only strips) which possess average life or price volatility materially different from benchmark fixed-rate 30-year mortgage-backed securities are "high risk mortgage securities," and must be carried in the institution's trading account or as assets held for sale, and therefore marked to market on a regular basis. At June 30, 1998, $12.7 million or 4.4% of the securities held in the Company's portfolio consisted of such "high risk mortgage securities," as defined in such policy statement. However, the Bank is in compliance with this OTS policy statement since all of such securities are held in the Company's trading account and marked to market on a regular basis in accordance with generally accepted accounting principles.

         Like most fixed-income securities, mortgage-backed and related securities are subject to interest rate risk. However, unlike most fixed-income securities, the mortgage loans underlying a mortgage-backed or related security generally may be prepaid at any time without penalty. The ability to prepay a mortgage loan generally results in significantly increased price and yield volatility (with respect to mortgage-backed and related securities) than is the case with non-callable fixed-income securities. Furthermore, mortgage-backed derivative securities often are more sensitive to changes in interest rates and prepayments than traditional mortgage-backed securities and are, therefore, even more volatile. Nevertheless, the Company attempts to hedge against both interest rate and prepayment risk. Although, as stated, no assurances can be given that these hedges will be effective.

         Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual mortgage loans (which enhances the Company's ability to actively manage its portfolio) and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1998, $248.5 million or 85.3% of the Company's mortgage-backed and related securities were pledged to secure various obligations of the Company (such as reverse repurchase agreements and interest rate swaps). In addition, in relation to the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a relatively low level of operating expenses. Furthermore, mortgage-backed derivative securities are often utilized by the Company to internally hedge its interest rate exposure and can be attractive alternatives to other hedge vehicles when their option-adjusted spreads are abnormally wide.

         The following table sets forth information relating to the amortized cost and fair value of the Company's securities held for trading and securities available for sale portfolios.

                                                                                     June 30,
                                             ----------------------------------------------------------------------------------
                                                         1998                         1997                          1996
                                             -------------------------    -------------------------    ------------------------
                                               Amortized      Fair         Amortized         Fair       Amortized         Fair
                                                 Cost         Value           Cost           Value        Cost           Value
                                              ---------     ---------      ---------      ---------     ---------      ---------
                                                                                  (In Thousands)
  Securities held for trading:
    FHLMC participation .................     $  50,555     $  51,229      $  41,194      $  41,516     $  83,329      $  83,384
  certificates
    FNMA participation ..................        57,252        58,244         68,800         69,355        66,182         65,997
  certificates
    GNMA participation ..................       142,951       144,219        165,894        168,102       153,048        154,240
  certificates
    Commercial participation
      certificates ......................        17,540        17,788             --             --            --             --
                                              ---------     ---------      ---------      ---------     ---------      ---------
    Non-agency participation
      certificates ......................         1,884         1,875          2,545          2,502         3,209          3,154
                                              ---------      ---------      ---------     ---------      ---------      ---------
      Total mortgage-backed securities...       270,182       273,355        278,433        281,475       305,768        306,775
                                              ---------      ---------      ---------     ---------      ---------      ---------
    Collateralized mortgage obligations..        10,930        11,414         25,789         26,032         6,131          6,379
    Residuals ...........................           309           364            508          1,036           707            778
    Interest-only strips ................         1,118           518          2,028          1,449         3,442          2,792
    Principal only strips ...............           599           718            821            860         1,028          1,010
                                              ---------     ---------      ---------      ---------     ---------      ---------
      Total mortgage-backed
        derivative securities ...........        12,956        13,014         29,146         29,377        11,308         10,959
                                              ---------     ---------      ---------      ---------     ---------      ---------
    Interest rate swaps .................            --          (397)            --            581            --            620
    Interest rate collar ................            38           (22)            50             (8)           83             (8)
    Interest rate caps ..................         2,384           227          3,025          1,545         3,692          3,074
    Interest rate floors ................         3,410         4,440          3,916          3,541         2,535          2,970
    Options .............................            68            50             78             24            54             65
    Futures .............................          --            (257)          --              356          --             (784)
                                              ---------      ---------      ---------     ---------      ---------      ---------
      Total interest rate contracts......         5,900         4,041          7,069          6,039         6,364          5,937
                                              ---------      ---------      ---------     ---------      ---------      ---------
    Equity securities ...................            99           199            305            464           496            550
                                              ---------      ---------     ---------      ---------      ---------     ---------
      Total securities held for trading .     $ 289,137     $ 290,609      $ 314,953      $ 317,355     $ 323,936      $ 324,221
                                              =========     =========      =========     =========      =========      =========
  Securities available for sale:
    Non-agency participation
      certificates ......................     $     605     $     587      $     866      $     790     $   1,141      $   1,088
                                              ---------     ---------      ---------      ---------     ---------      ---------
      Total mortgage-backed securities ..           605           587            866            790         1,141          1,088
     Municipal bonds ....................           319           335            317            335           921            962
                                              ---------     ---------      ---------      ---------     ---------      ---------
      Total securities available for sale     $     924     $     922      $   1,183      $   1,125     $   2,062      $   2,050
                                              =========     =========      =========      =========     =========      =========

The following table sets forth the fair value of the Company's securities activities (both held for trading and available for sale) for the periods indicated:

                                                          At or For the Years
                                                           Ended June 30,
                                               ----------------------------------------
                                                 1998            1997            1996
                                               ---------      ---------      ---------
                                                            (In Thousands)

Beginning balance ........................     $ 318,480      $ 321,897      $ 249,274
                                               ---------      ---------      ---------
  Mortgage-backed securities purchased ...       653,403        890,623        385,542
    held for trading
  Collateralized mortgage obligations
    purchased - held for trading .........          --           19,823            --
  Mortgage-backed derivative securities ..          --             --              495
    purchased - held for trading
  Interest rate contracts purchased - held
    for trading ..........................         1,808          3,320          4,161
  Equity securities purchased -
    held for trading .....................         2,000           --              545
                                               ---------      ---------      ---------
                                                                             ---------
    Total securities purchased ...........       657,211        913,766        390,743
                                               ---------      ---------      ---------
Less:
  Sale of mortgage-backed securities -
     held for trading ....................       634,099        887,468        276,482
   Sale of collateralized mortgage
    obligations - held for trading .......        15,335           --            7,798
  Sale of mortgage-backed derivative
    securities - held for trading ........           628            625          3,642
  Sale of interest rate contracts -
    held for trading .....................           113            132          1,973
  Sale of equity securities -
    held for trading .....................         2,205            204            314
                                               ---------      ---------      ---------
    Total securities sold ................       652,380        888,429        290,209
                                               ---------      ---------      ---------
Less proceeds from maturities of
  securities                                      28,697         27,277         25,829

Realized gain (loss) on sale of
  securities held for trading ............          (775)        (1,623)         1,834

Unrealized gain (loss) on securities
  held for trading .......................          (930)         2,117         (1,960)

Change in net unrealized gain (loss) on
  securities available for sale ..........            56            (46)           (69)

Amortization of premium                           (1,434)        (1,925)        (1,887)
                                               ---------      ---------      ---------
Ending balance ...........................     $ 291,531      $ 318,480      $ 321,897
                                               =========      =========      =========

         At June 30, 1998, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of twenty years. The actual maturity of a mortgage-backed or related security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At June 30, 1998, of the $287.0 million of mortgage-backed and related securities held by the Company, an aggregate of $120.4 million were secured by fixed-rate mortgage loans and an aggregate of $166.6 million were secured by adjustable-rate mortgage loans.

         Other Securities. Other securities owned by the Company at June 30, 1998 include various interest rate risk management contracts, including interest rate swaps, collars, caps, floors, options and futures, equity securities and municipal bonds. At June 30, 1998, the carrying value of the Company's interest rate contracts, equity securities and municipal bonds amounted to $4.0 million, $199,000 and $335,000, respectively. The municipal bonds held by the Company at June 30, 1998 were scheduled to mature between two and three years. See Note 2 to the Notes to Consolidated Financial Statements.

Sources of Funds

         General. The Company will consider various sources of funds to fund its investing and lending activities and evaluates the available sources of funds in order to reduce the Company's overall funding costs. Deposits, securities sold under agreements to repurchase, advances from the FHLB of Indianapolis, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in the Company's lending and investing activities, and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which it believes to be cost effective.

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

         The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of value-added products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Management estimates that as of June 30, 1998, non-retail deposit accounts totaled $11.5 million or 6.5% of the Bank's total deposits. These non-retail deposits consist largely of jumbo certificates of deposit, inverse variable-rate certificates (which are obtained through brokers) and brokered deposits. The Bank's jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank. The Bank's inverse variable-rate certificates carry rates which fluctuate inversely with respect to the three month LIBOR rate. For example, if LIBOR rates of interest increase, the rates on the inverse variable-rate certificates would decrease, while if market rates of interest decrease, the rates on the inverse variable-rate certificates would increase. As a result, the Bank would generally be paying a higher rate on such certificates during a declining interest rate environment. The Bank offers inverse variable-rate certificates when they represent a lower cost source of funds to comparable duration funding sources.

         The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.

                                                                   June 30,
                                     -------------------------------------------------------------------------
                                             1998                    1997                     1996
                                     ----------------------  -----------------------   -----------------------
                                                 Percent of               Percent of               Percent of
                                     Amount       Deposits   Amount        Deposits    Amount       Deposits
                                     ------       --------   ------        --------    ------       --------
                                                             (Dollars in Thousands)
Transaction accounts:
  NOW and checking ............     $  8,202         4.6%   $  4,778           3.5%   $  4,529           3.4%
  Savings accounts ............       31,076        17.4      20,523          15.1      17,342          12.8
  Money market deposit accounts        2,705         1.5       1,930           1.4       1,576           1.2
                                    --------       -----    --------         -----    --------         -----
    Total transaction accounts.       41,983        23.5      27,231          20.0      23,447          17.4
                                    --------       -----    --------         -----    --------         -----

Certificates of deposit:
  Within 1 year ...............      113,237        63.5      74,586          54.8      75,343          55.7
  1-2 years ...................       13,169         7.4      19,437          14.3      19,890          14.7
  2-3 years ...................        3,570         2.0       7,486           5.5       8,093           6.0
  3-4 years ...................        3,198         1.8       1,845           1.3       2,636           2.0
  Over 4 years ................        3,154         1.8       5,590           4.1       5,734           4.2
                                    --------       -----    --------         -----    --------         -----
    Total certificate accounts       136,328        76.5     108,944          80.0     111,696          82.6
                                    --------       -----    --------         -----    --------         -----
    Total deposits ............     $178,311       100.0%   $136,175         100.0%   $135,143         100.0%
                                    ========       =====    ========         =====    ========         =====

         The following table shows the distribution of and certain other information relating to the Bank's certificates of deposit as of the dates indicated.

                                                             June 30,
                                 -------------------------------------------------------------------
                                         1998                   1997                   1996
                                 ---------------------  ---------------------  ---------------------
                                            Percent of             Percent of             Percent of
                                  Amount     Deposits    Amount     Deposits    Amount     Deposits
                                  ------     --------    ------     --------    ------     --------
Total retail certificates ..     $126,096       70.7%   $ 96,946       71.2%   $ 89,462       66.2%
                                 --------       ----    --------       ----    --------       ----
   Non-retail certificates:
   Jumbo certificates ......        2,752        1.5       2,420        1.8       6,041        4.4
   Inverse variable-rate
     certificates ..........        5,250        3.0       6,218        4.6       8,423        6.2
   Non-brokered out-of-state
     deposits ..............        2,131        1.2       3,064        2.2       7,276        5.4
   Brokered deposits .......           99        0.1         296        0.2         494        0.4
                                 --------       ----    --------       ----    --------       ----
     Total non-retail
      certificates (1) .....       10,232        5.8      11,998        8.8      22,234       16.4
                                 --------       ----    --------       ----    --------       ----
Total certificates of
deposit ....................     $136,328       76.5%   $108,944       80.0%   $111,696       82.6%
                                 ========       ====    ========       ====    ========       ====

--------
(1) Of the Company's $10.2 million of non-retail certificates as of June 30, 1998, $2.7 million was scheduled to mature in six months or less, $2.9 million was scheduled to mature in 7-12 months, $1.2 million was scheduled to mature in 13-36 months and $3.4 million was scheduled to mature in over 36 months.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                Year Ended June 30,
                                   --------------------------------------------------------------------------------
                                            1998                         1997                         1996
                                   -------------------------- ---------------------------  ------------------------
                                    Average        Average       Average       Average       Average       Average
                                    Balance       Rate Paid      Balance      Rate Paid      Balance      Rate Paid
                                    -------       ---------      -------      ---------      -------      ---------
                                                                 (Dollars in Thousands)
NOW and checking
   accounts                        $  6,788            2.5%     $  4,697          2.6%      $  3,813           2.9%
Savings accounts                     25,666            4.4        20,463          4.1         15,922           3.9
Money market deposit
   accounts                           2,235            4.5         1,886          4.4          1,777           4.3
Certificates of deposit             117,073            5.9       109,756          5.9        103,981           6.1
                                   --------                     --------                    --------
   Total deposits                  $151,762            5.5%     $136,802          5.5%      $125,493           5.7%
                                   ========            ===      ========          ===       ========           ===

         The following table sets forth the deposit account activities of the Bank during the periods indicated.

                                                    Year Ended June 30,
                                          --------------------------------------
                                             1998          1997           1996
                                          ---------     ---------      ---------
                                                      (In Thousands)
Deposits ............................     $ 264,182     $ 208,032      $ 213,601
Withdrawals .........................       230,421       212,517        197,550
                                          ---------     ---------      ---------
Net increase (decrease) before
     interest credited ..............        33,761        (4,485)        16,051
Interest credited ...................         8,375         5,517          3,780
                                          ---------     ---------      ---------

Net increase in deposits ............     $  42,136     $   1,032      $  19,831
                                          =========     =========      =========

         The following table shows the interest rate and maturity information for the Bank's certificates of deposit at June 30, 1998.

                                                                  Maturity Date
                      ------------------------------------------------------------------------------------------------
 Interest Rate        One Year or Less      Over 1-2 Years       Over 2-3 Years       Over 3 Years             Total
 -------------        ----------------      --------------       --------------       ------------             -----
                                                            (Dollars in Thousands)
3.00% or less           $      --             $     --              $    --             $     9             $       9

3.01 - 5.00%                9,877                  953                   55                 172                11,057
5.01 - 7.00%              100,665               11,050                2,725               3,757               118,197
7.01 - 9.00%                2,384                1,158                  117               2,414                 6,073
9.01% or greater              311                    8                  673                 --                    992
                        ---------             --------              -------             -------             ---------

Total                   $ 113,237             $ 13,169              $ 3,570             $ 6,352             $ 136,328
                        =========             ========              =======             =======             =========

         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1998.

              Certificates of deposit maturing
                     in quarter ending:                              Amount
                     ------------------                              ------
                                                                 (In Thousands)
September 30, 1998                                                  $ 10,942
December 31, 1998                                                      5,700
March 31, 1999                                                         2,907
After March 31, 1999                                                   5,554
                                                                    --------
  Total certificates of deposit with
   balances of $100,000 or more                                     $ 25,103
                                                                    ========

         Borrowings.   The  following  table  sets  forth  certain   information
regarding the borrowings of the Company at or for the dates indicated.

                                                     At or For the Year Ended June 30,
                                                    -------------------------------------
                                                      1998          1997          1996
                                                    --------      --------      --------
                                                             (Dollars in Thousands)
FHLB advances:
  Average balance outstanding .................     $ 27,488      $ 26,089      $ 27,586
  Maximum amount outstanding at
    any month-end during the period ...........       64,000        29,300        31,000
  Balance outstanding at end of period ........       26,000        26,000        26,000
  Average interest rate during the
    period ....................................          6.7%          6.3%          5.8%
  Average interest rate at end of period ......          5.6%          5.8%          5.4%

Securities sold under agreements to repurchase:
  Average balance outstanding .................     $319,579      $306,034      $148,523
  Maximum amount outstanding at
    any month-end during the period ...........      342,094       343,427       219,067
  Balance outstanding at end of period ........      240,396       245,571       219,067
  Average interest rate during the
    period ....................................          5.6%          5.4%          5.6%
  Average interest rate at end of period ......          5.7%          5.5%          5.2%

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

         Advances from the FHLB of Indianapolis are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently has one variable-rate advance from the FHLB of Indianapolis which matures in 1998. At June 30, 1998, the Company had a FHLB of Indianapolis advance in the amount of $26.0 million at a weighted average interest rate of 5.7%.

         The  Company  also  obtains  funds  from  the  sales of  securities  to investment dealers under agreements to repurchase ("reverse repurchase agreements"). In a reverse repurchase agreement transaction, the Company will generally sell a mortgage-backed security agreeing to repurchase either the same or a substantially identical security (i.e., "dollar rolls") on a specified later date (generally not more than 90 days) at a price that is generally less than the original sales price. The difference in the sale price and purchase price is the spread between the mortgage cash flows and the implied financing rate. The mortgage-backed securities underlying the agreements are delivered to the dealers who arrange the transactions. For agreements in which the Company has agreed to repurchase substantially identical securities, the dealers may sell, loan or otherwise dispose of the Company's securities in the normal course of their operations; however, such dealers or third party custodians safe-keep the securities which are to be specifically repurchased by the Company. Reverse repurchase agreements represent a competitive cost funding source for the Company. Nevertheless, the Company is subject to the risk that the lender may default at maturity and not return the collateral. The amount at risk is the value of the collateral which exceeds the balance of the borrowing. In order to minimize this potential risk, the Company normally deals with large, established investment brokerage firms when entering into these transactions. Reverse repurchase transactions are accounted for as financing arrangements rather than as sales of such securities, and the obligation to repurchase such securities is reflected as a liability in the Consolidated Financial Statements.

         In April 1993, the Company entered into a $10.0 million loan facility with an unrelated financial institution. This facility, as amended in 1997, includes a $10.0 million term loan (the "Refinancing Loan") and a non-revolving line of credit of $5.0 million. Proceeds from the Refinancing Loan were utilized to repay the unpaid balance of a $10.0 million loan that the Company obtained in 1988 in connection with its acquisition of the Bank, reduce the average interest rate paid on such indebtedness and increase the capitalization of the Bank. The loan facility matures in June 2000 and carries an interest rate equal to the prime rate published in the Wall Street Journal. The loan facility requires quarterly interest-only repayments with the unpaid principal balance outstanding payable in full at maturity. The loan facility is secured by (1) a general pledge agreement between the parties pursuant to which the Company has pledged 100% of the outstanding stock of the Bank; (2) a security agreement between the parties pursuant to which the Company has provided a blanket security interest in all of its assets; and (3) the assignment of life insurance policies on Messrs. Breeden and Cerny by the Company in the aggregate amount of $1.25 million. At June 30, 1998, the total balance of the loan facility was $13.5 million.


Trust and Fiduciary Services

         The Company also provides a full range of trust and investment services, and acts as executor or administrator of estates and as trustee for various types of trusts. Trust and investment services are offered through Harrington Investment Management and Trust Services ("Trust Department"), which was created in December 1994 as a separate division of the Bank. Services offered include financial services related to trusts and estates, money management, custodial services and pension and employee benefits consulting and plan administration. As of June 30,

1998,  the  Trust  Department  administered   approximately  54  trust/fiduciary
accounts, with aggregate assets of $37.4 million at such date.

Subsidiaries

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investments is utilized primarily for community development purposes. The Bank's only subsidiary, Pine Tree Mortgage Corp., is an inactive corporation formed in 1987 to originate mortgage loans in North Carolina and has conducted no business since 1988. The Bank's investment in the subsidiary is not material to its operations or financial condition.

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

         Activities Restrictions. Although there are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution under applicable OTS regulations, the Company may be considered to be a multiple savings and loan holding company because principals and affiliates of Smith Breeden may be deemed for regulatory purposes to control both the Company and Harrington West Financial Group, a savings and loan holding company which owns all of the outstanding common stock of Los Padres Savings Bank, F.S.B., Los Padres, California.

         Multiple savings and loan holding companies are subject to restrictions which do not apply to unitary savings and loan holding companies. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (1) furnishing or performing management services for a subsidiary savings institution; (2) conducting an insurance agency or escrow business; (3) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (4) holding or managing properties used or occupied by a subsidiary savings institution; (5) acting as trustee under deeds of trust; (6) engaging in those activities authorized by regulation as of March 5, 1987 to be permissible for multiple savings and loan holding companies; or (7) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (7) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company. The Company does not believe that if the OTS designates it as a multiple thrift holding company, such a designation will limit its ability to conduct its normal business operations.

         In addition, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (1) payment of dividends by the savings institution; (2) transactions between the savings institution and its affiliates; and (3) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (1) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(2) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (1) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (2) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1998, the Bank was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

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

         Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Bank had no goodwill or other intangible assets at June 30, 1998. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At June 30, 1998, there were no such adjustments to the Bank's regulatory capital.

         In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (1) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (2) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, FNMA or FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities;
(3) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by FNMA or FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (4) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

         Liquidity Requirements. The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the OTS. As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably. At June 30, 1998, the Bank's liquidity ratio was 15.6%.

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

         Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (1) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (2) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. In order to make distributions under these safe harbors, Tier 1 institutions such as the Bank must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         On January 7, 1998, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, a savings institution that would remain at least "adequately capitalized" following the capital distribution and that meets other specified requirements, would not be required to provide any notice or application to the OTS for cash dividends below a specified amount. A savings institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (or 3% or more if the savings institution is assigned a composite rating of 1), and does not meet the definition of "well capitalized." Because the Bank is a subsidiary of the Company, the proposal, however, would require the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Bank does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

         Loans to One Borrower. The permissible amount of loans-to-one borrower now generally follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and unimpaired surplus. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. If a savings institution's aggregate lending limitation is less than $500,000, then, notwithstanding the aforementioned aggregate limitation, such savings institution may have total loans and extensions of credit, for any purpose, to one borrower outstanding at one time not to exceed $500,000. For information about the largest borrowers from the Bank, see "- Lending Activities."

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

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At June 30, 1998, the qualified thrift investments of the Bank were approximately 94.3% of its portfolio assets.

         A savings institution that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (1) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (2) the branching powers of the institution shall be restricted to those of a national bank; (3) the institution shall not be eligible to obtain any advances from its FHLB; and (4) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Accounting Requirements. Applicable OTS accounting regulations and reporting requirements apply the following standards: (1) regulatory reports will incorporate generally accepted accounting principles ("GAAP") when GAAP is used by federal banking agencies; (2) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (3) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1998, the Company had a $26.0 million FHLB advance. See "- Sources of Funds Borrowings."

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1998, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1998, the Bank was in compliance with this requirement. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         Year. The Company files a consolidated federal income tax return on the basis of a fiscal year ending on June 30. The Company's federal income tax returns for the tax years ended June 30, 1995 forward are open under the statute of limitations and are subject to review by the IRS.

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

         Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning July 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Bank's taxable year beginning July 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of June 30, 1996 over (a) the greater of the balance of such reserves as of June 30, 1988 or (b) an amount that would have been the balance of such reserves as of June 30, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning July 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding July 1, 1996. The Bank has delayed the timing of this recapture for taxable years 1998 and 1997 as certain residential loan test requirements were met. The six year recovery period for the excess reserves will begin in taxable year 1999.

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

Item 2.           Properties

         The Company's principal executive office is located at 722 East Main Street, Richmond, Indiana, 47374. The following table sets forth certain information with respect to the offices and other properties of the Bank at June 30, 1998.

                                                              Net Book Value
   Description/Address             Leased/Owned               of Property(1)             Deposits
   -------------------             ------------               --------------             --------
                                                                           (In Thousands)

 Main Office                          Owned                        $ 1,679                 $63,269
 722 East Main Street
 Richmond, Indiana

 Carmel Branch (2)                    Leased (3)                        96                  59,175
 11592 Westfield Boulevard
 Carmel, Indiana

 Fishers Branch (4)                   Owned                            904                  20,722
 7150 East 116th Street
 Fishers, Indiana

 Noblesville Branch (5)               Owned                            895                  11,792
 107 West Logan Street
 Noblesville, Indiana

 Geist Branch (6)                     Owned                            954                   7,050
 9775 Fall Creek Road
 Indianapolis, Indiana

 Thompson Road Branch (7)             Leased (8)                        32                   5,976
 5249 East Thompson Road
 Indianapolis, Indiana

 Stop 11 Branch (9)                   Leased (10)                      155                  10,327
 1121 East Stop 11 Road
 Indianapolis, Indiana

 Shawnee Mission Branch (11)          Leased (12)                       16                      --
 6300 Nall Road
 Shawnee Mission, Kansas

 Chapel Hill Branch (13)              Leased (14)                        4                      --
 Suite 271 The Europa Center
 Chapel Hill, NC

 -------------------------
(1)      Includes leasehold improvements.
(2)      Branch opened in May 1994.

(3) The lease expires in June 2008 and may be extended for an additional ten years provided that proper notice is timely given.
(4)      Branch opened in December 1995.
(5)      Branch opened in June 1997.
(6)      Branch opened in December 1997
(7)      Branch opened in January 1998.
(8) The lease expires in January 2003 and has three options for additional terms of five years each.
(9)      Branch opened in February 1998.
(10) The lease expires in November 2000 and has three options for additional terms of five years each.
(11)     In process; branch opened in August 1998.
(12) The lease expires in December 2010 and has four options for additional terms of five years each.
(13)     Branch is expected to open in March 1999.
(14)     The lease expires five years after branch opens for business.


Item 3.           Legal Proceedings.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         Shares of the Company's common stock are traded nationally under the symbol "HFGI" on the Nasdaq National Market. The following table sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for fiscal years 1998 and 1997:

                                               Stock Price per Share
                                      ------------------------------------------
                                       High              Low              Close           Dividends
                                       ----              ---              -----           ---------
1998
     First quarter                    $13.50           $ 11.00            $13.00            $0.03
     Second quarter                    13.75             12.00             13.00             0.03
     Third quarter                    13.125            11.125            11.375             0.03
     Fourth quarter                    11.75             10.75             11.25             0.03

1997
     First quarter                    $11.00            $ 9.50           $10.125               --
     Second quarter                    10.75             10.00             10.75               --
     Third quarter                     11.00              9.75             11.00               --
     Fourth quarter                   12.375             10.50            12.125            $0.03

         There have been no stock dividends, stock splits or reverse stock splits. Payment of future dividends is subject to a declaration by the Company's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization and expected asset and liability growth of the Bank.

         At September 18, 1998 the Company had approximately 65 stockholders of record.

Item 6.           Selected Financial Data.

         The information required herein is incorporated by reference from page 14 of the Registrant's 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required herein is incorporated by reference from pages 15 to 28 of the Registrant's 1998 Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

        The information required herein is incorporated by reference from pages 16 to 20 of the Registrant's 1998 Annual Report.

Item 8.           Financial Statements and Supplementary Data.

        The information required herein is incorporated by reference from pages 29 to 56 of the Registrant's 1998 Annual Report.

Item 9.           Changes in and Disagreements on Accounting and
                  Financial Disclosure.

        Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 2 to 10, and 12 of the Registrant's Proxy Statement dated September 22, 1998 ("Proxy Statement").

Item 11.          Executive Compensation.

        The information required herein is incorporated by reference from pages 13 to 21 of the Registrant's Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

        The information required herein is incorporated by reference from pages 10 to 12 of the Registrant's Proxy Statement.

Item 13.       Certain Relationships and Related Transactions.

        The information required herein is incorporated by reference from pages 18 and 19 of the Registrant's Proxy Statement.

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)    Document filed as part of this Report.

               (1)    The  following  documents are filed as part of this report
                      and  are   incorporated   herein  by  reference  from  the
                      Registrant's 1998 Annual Report.

        Independent Auditors' Report.

        Consolidated Balance Sheets as of June 30, 1998 and 1997.

        Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996.

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996.

        Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)(a) The  following  exhibits  are  filed as part of this  Form
                      10-K, and this list includes the Exhibit Index.

No.                                       Description
---                                       -----------

3.1 Amended and Restated Articles of Incorporation of Harrington Financial Group, Inc.1/

3.2                 Amended and Restated Bylaws of Harrington  Financial  Group,
                    Inc.1/

10.1                Stock Option Plan of Harrington Financial Group, Inc.1/*/

10.2 Loan Agreement between Financial Research Corporation (now Harrington Financial Group, Inc.) and Mark Twain Kansas Bank (now Mercantile Bancorporation, Inc.), dated April 14, 1994, First Amendment and Loan Agreement between such parties and Smith Breeden Associates, Inc. and Douglas T. Breeden, dated July 21, 1995.1/

10.2.1 Second Amendment and Loan Modification Agreement between Harrington Financial Group, Inc. and Mark Twain Kansas City Bank (now Mercantile Bancorporation, Inc.), dated July 26, 1996 (modifies version set forth in Exhibit 10.2) 2/

10.2.2 Third Amendment and Loan Modification Agreement between Harrington Financial Group, Inc. and Mark Twain Kansas City Bank (now Mercantile Bancorporation, Inc.), dated January 13, 1997 (modifies version set forth in Exhibits 10.2 and 10.2.1)3/

10.3 Investment Advisory Agreement between Peoples Federal Savings Association (now Harrington Bank, FSB) and Smith Breeden Associates, Inc. dated April 1, 1992, as amended on March 1, 1995.1/

10.4 Lease Agreement on Carmel Branch Office Facility, set forth in Assignment of Lease, between NBD Bank, N.A. and Peoples Federal Savings Association, dated November 8, 1993.1/

10.5                Trust  Services  Agreement  dated  September 30, 1994 by and
                    between   Harrington   Bank,   FSB  and  the  Midwest  Trust
                    Company.1/

10.6 Trust Services Agreement dated April 30, 1998 by and between Harrington Bank, FSB and INFOVISA. 13 1998 Annual Report to Stockholders specified portion (pp. 12-56) of the Registrant's Annual Report to Stockholders for the year ended June 30, 1998.

21                  Subsidiaries  of the  Registrant - Reference is made to Item
                    1. "Business" for the Required information

23                  Consent of Deloitte & Touche LLP

27                  Financial Data Schedule

---------------
1/ Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1556) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 20, 1996, as amended.

2/ Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1996 filed by the Registrant with the SEC on September 30, 1996. -

3/ Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1997 filed by the Registrant with the SEC on September 29, 1997. -

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


                                                HARRINGTON FINANCIAL GROUP, INC.



                                                By:   /s/ Craig J. Cerny
                                                      ------------------
                                                      Craig J. Cerny
                                                      President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Craig J. Cerny                                           September 24, 1998
------------------
Craig J. Cerny
President (Principal Executive Officer)


/s/ Twana L. Cheek                                           September 24, 1998
------------------
Twana L. Cheek
Principal Financial & Accounting Officer


/s/ Douglas T. Breeden                                       September 24, 1998
----------------------
Douglas T. Breeden
Chairman of the Board


/s/ Russell Breeden III                                      September 24, 1998
-----------------------
Russell Breeden III
Director

/s/ William F. Quinn                                         September 24, 1998
--------------------
William F. Quinn
Director


/s/ Daniel C. Dektar                                         September 24, 1998
--------------------
Daniel C. Dektar
Director


/s/ Marianthe Mewkill                                        September 24, 1998
---------------------
Marianthe Mewkill
Director


/s/ Michael J. Giarla                                        September 24, 1998
---------------------
Michael J. Giarla
Director


/s/ Stephen A. Eason                                         September 24, 1998
---------------------
Stephen A. Eason
Director


/s/ Lawrence E. Golaszewski                                  September 24, 1998
---------------------------
Lawrence E. Golaszewski
Director


/s/ David F. Harper                                          September 24, 1998
-------------------
David F. Harper
Director


/s/ Stanley J. Kon                                           September 24, 1998
------------------
Stanley J. Kon
Director


/s/ John J. McConnell                                        September 24, 1998
---------------------
John J. McConnell
Director