Form 10-Q
period 1998-09-30
HARRINGTON FINANCIAL GROUP INC
filed 1998-11-12
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

                               Yes [ X ]     No   [  ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 5, 1998, there were issued and outstanding 3,205,339 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I. Financial Information
-----------------------------

Item 1. Financial Statements

           Consolidated Balance Sheets as of September 30, 1998
           (unaudited) and June 30, 1998                                      1

           Consolidated Statements of Operations (unaudited) for the three
           months ended September 30, 1998 and 1997.                          2

           Consolidated Statements of Cash Flows (unaudited) for the three
           months ended September 30, 1998 and 1997.                          3

           Notes to Unaudited Consolidated Financial Statements               4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 6

Item 3. Quantitative and Qualitative Disclosures About Market Risk 13

Part II.       Other Information

Item 1. Legal Proceedings                                                    15
Item 2. Changes in Securities                                                15
Item 3. Defaults Upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security-Holders                  15
Item 5. Other Information                                                    15
Item 6. Exhibits and Reports on Form 8-K                                     15

Signatures

                       HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                 September 30,     June 30,
                                                                      1998           1998
                                                                   ---------      ---------
ASSETS

   Cash ......................................................     $   1,470      $   1,567
   Interest-bearing deposits .................................         6,217         10,212
                                                                   ---------      ---------
     Total cash and cash equivalents .........................         7,687         11,779
   Securities held for trading - at fair value
     (amortized cost of $340,702 and $289,137) ...............       347,945        290,609
   Securities available for sale - at fair value
     (amortized cost of $903 and $924) .......................           923            922
   Loans receivable, net .....................................       188,747        163,546
   Interest receivable, net ..................................         2,552          2,318
   Premises and equipment, net ...............................         5,960          5,614
   Federal Home Loan Bank of Indianapolis stock ..............         4,878          4,878
   Other .....................................................         7,226          4,731
                                                                   =========      =========
     Total assets ............................................     $ 565,918      $ 484,397
                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits ..................................................    $  210,412      $ 178,311
   Securities sold under agreements to repurchase ............       292,470        240,396
   Federal Home Loan Bank advances ...........................        26,000         26,000
   Interest payable on securities sold under agreements to
     repurchase ..............................................           326            282
   Other interest payable ....................................         2,123          1,596
   Note payable ..............................................        13,495         13,495
   Advance payments by borrowers for taxes & insurance .......         1,217            785
   Accrued expenses payable and other liabilities ............           716            868
                                                                   ---------      ---------
     Total liabilities .......................................       546,759        461,733
                                                                   ---------      ---------

   Common stock ..............................................           425            425
   Additional paid-in-capital ................................        16,946         16,962
   Treasury stock, 194,599 and 124,052 shares at cost ........        (2,162)        (1,467)
   Retained earnings .........................................         3,938          6,745
   Accumulated other comprehensive income (loss), net of taxes            12             (1)
                                                                   ---------      ---------
     Total stockholders' equity ..............................        19,159         22,664
                                                                   ---------      ---------
       Total liabilities and stockholders' equity ............     $ 565,918      $ 484,397
                                                                   =========      =========

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (Dollars in Thousands Except Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                           ---------------------
                                                              1998         1997
                                                           -------      -------
INTEREST INCOME
   Securities held for trading .......................     $ 5,768      $ 6,077
   Securities available for sale .....................          20           25
   Loans receivable ..................................       3,196        1,824
   Dividends on Federal Home Loan Bank stock .........          99          101
   Deposits ..........................................         117          309
   Net interest expense on interest rate contracts
     maintained in the trading portfolio .............        (282)        (199)
                                                           -------      -------
   Interest income ...................................       8,918        8,137
                                                           -------      -------

INTEREST EXPENSE
   Deposits ..........................................       2,726        1,908
   Federal Home Loan Bank advances ...................         501          422
   Short-term borrowings .............................       4,454        4,004
   Long-term borrowings ..............................         294          218
                                                           -------      -------
   Interest expense ..................................       7,975        6,552
                                                           -------      -------
NET INTEREST INCOME ..................................         943        1,585
PROVISION FOR LOAN LOSSES ............................         150         --
                                                           -------      -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .........................         793        1,585
                                                           -------      -------

OTHER INCOME (LOSS)
   Loss on sale of securities held for trading .......      (9,240)        (198)
   Unrealized gain on securities held for trading ....       5,771          323
   Other .............................................         100           68
                                                           -------      -------
   Total other income (loss) .........................      (3,369)         193
                                                           -------      -------

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (Dollars in Thousands Except Share Data)
                                   (Unaudited)
                                   (continued)

                                                            Three Months Ended
                                                              September 30,
                                                           ---------------------
                                                              1998         1997
                                                           -------      -------

OTHER EXPENSE
   Salaries and employee benefits ....................         947          649
   Premises and equipment expense ....................         288          152
   FDIC insurance premiums ...........................          26           21
   Marketing .........................................         100           24
   Computer services .................................          82           47
   Consulting fees ...................................          74           70
   Other .............................................         397          294
                                                           -------      -------
   Total other expenses ..............................       1,914        1,257
                                                           -------      -------
INCOME (LOSS) BEFORE INCOME TAX
   PROVISION .........................................      (4,490)         521
INCOME TAX PROVISION (BENEFIT) .......................      (1,780)         204
                                                           -------      -------
NET INCOME (LOSS) ....................................     $(2,710)     $   317
                                                           =======      =======
BASIC EARNINGS (LOSS) PER SHARE ......................     $ (0.83)     $  0.10
                                                           =======      =======

DILUTED EARNINGS (LOSS) PER SHARE ....................     $ (0.83)     $  0.10
                                                           =======      =======

            See notes to unaudited consolidated financial statements.

                        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                             Consolidated Statements of Cash Flows
                                    (Dollars in Thousands)
                                          (Unaudited)
                                                                        Three Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..............................................     $  (2,710)     $     317
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
   Provision for loan losses ...................................           150           --
   Depreciation ................................................           123             69
   Premium and discount amortization of securities, net ........           400            333
   Amortization of premiums and discounts on loans .............            44             15
   Loss on sale of securities held for trading .................         9,240            198
   Unrealized gain on securities held for trading ..............        (5,771)          (323)
   Deferred income tax provision ...............................          (141)           (31)
   Increase in interest receivable .............................          (234)          (165)
   Increase in interest payable ................................           571            742
   Increase in accrued income taxes ............................          --              236
   Increase in income tax receivable ...........................        (1,555)          --
   Purchases of securities held for  trading ...................      (189,265)      (277,950)
   Decrease in amounts due from brokers ........................          --           11,308
   Proceeds from maturities of securities held for trading .....        10,076          6,306
   Proceeds from sales of securities held for trading ..........       117,984        193,973
   Decrease (increase) in other assets .........................          (799)           106
   Increase (decrease) in accrued expenses and other liabilities           280           (349)
                                                                     ---------      ---------
      Net cash used in operating activities ....................       (61,607)       (65,215)
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available for sale ...            13             97
   Change in loans receivable, net .............................       (25,395)        (5,654)
   Purchases of premises and equipment .........................          (469)          (171)
                                                                     ---------      ---------
     Net cash used in investing activities .....................       (25,851)        (5,728)
                                                                     ---------      ---------

                        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                             Consolidated Statements of Cash Flows
                                    (Dollars in Thousands)
                                          (Unaudited)
                                          (continued)
                                                                        Three Months Ended
                                                                           September 30,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ....................................        32,101          2,746
   Increase in securities sold under agreements to repurchase ..        52,074         70,674
   Proceeds from Federal Home Loan Bank advances ...............        13,000           --
   Principal repayments on Federal Home Loan Bank advances .....       (13,000)          --
   Purchase of treasury stock ..................................          (784)          --
   Proceeds from issuance of treasury stock ....................            73           --
   Dividends paid on common stock ..............................           (98)           (98)
                                                                     ---------      ---------
     Net cash provided by financing activities .................        83,366         73,322
                                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS ................        (4,092)         2,379
CASH AND CASH EQUIVALENTS
   Beginning of period .........................................        11,779          9,516
                                                                     ---------      ---------
CASH AND CASH EQUIVALENTS
   End of period ...............................................     $   7,687      $  11,895
                                                                     =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid for interest ......................................     $   8,440      $   7,263
   Cash paid for income taxes ..................................            43           --

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company

        Harrington Financial Group, Inc. (the "Company") is a savings and loan holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and seven full-service branch offices located in Carmel, Fishers, Noblesville and Indianapolis, Indiana, and Mission, Kansas. The Company is a growing community bank with a focus on the origination and management of mortgage loans and securities. The Company also operates a commercial loan division for business customers and a trust and investment management division for individuals.

        Earnings per Share

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                     Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1998          1997
                                                  ---------     ---------
      Basic earnings per share:
         Weighted average common shares .....     3,250,049     3,256,738
                                                  =========     =========
      Diluted earnings per share:
         Weighted average common shares .....     3,250,049     3,256,738
         Dilutive effect of stock options (1)          --          60,623
                                                  ---------     ---------
         Weighted average common and
           incremental shares ...............     3,250,049     3,317,361
                                                  =========     =========

        (1) No dilutive effect of stock options for the three months ended September 30, 1998 was used in the calculation as the effects of the stock options were anti-dilutive.

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

        The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998.

Note 3 - Recent Accounting Pronouncements

        The Company adopted SFAS No. 130, Comprehensive Income, effective July 1, 1998. It requires that changes in the amounts of certain items, including gains and losses on certain securities, be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

        The following is a summary of the Corporation's total comprehensive income (loss) for the interim three month periods ended September 30, 1998 and 1997 under SFAS No. 130:

                                                             Three Months Ended
                                                               September 30,
                                                            --------------------
                                                              1998         1997
                                                            -------      -------
Net income (loss) .....................................     $(2,710)     $   317
                                                            -------      -------
Other comprehensive income, net of tax:
    Unrealized gains on securities:
         Unrealized holding gains arising during period
                                                                 13            8
                                                            -------      -------
Other comprehensive income

                                                                 13            8
                                                            -------      -------
COMPREHENSIVE INCOME (LOSS) ...........................     $(2,697)     $   325
                                                            =======      =======

        Also in June 1997, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued. This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will include the appropriate segment information beginning in the annual financial statements for the year ending June 30, 1999, and all quarterly reports thereafter. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

        SFAS No. 133, Accounting for Derivative and Similar Financial Instruments and for Hedging Activities, was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At September 30, 1998, the Company's total assets amounted to $565.9 million, as compared to $484.4 million at June 30, 1998. The $81.5 million or 16.8% increase in total assets during the three months ended September 30, 1998 was primarily the result of a $57.3 million increase in securities held for trading and a $25.2 million increase in net loans receivable. The increase in securities held for trading was a result of utilization of the Company's capital. The increase in net loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans. The increase in the Company's assets from June 30, 1998 to September 30, 1998 was funded primarily by a $52.1 million or 21.7% increase in securities sold under agreements to repurchase and a $32.1 million or 18.0% increase in deposits.

        At September 30, 1998, the Company's stockholders' equity amounted to $19.2 million, as compared to $22.7 million at June 30, 1998. The 15.5% decrease in stockholders' equity was primarily due to the $2.7 million of net loss recognized during the three month period, the quarterly $0.03 per share payments of cash dividends totaling $98,000, and the repurchase of stock for $784,000 which was partially offset by $73,000 from the treasury stock purchased by the Company's employee stock ownership plan. At September 30, 1998, the Bank's Tier 1 core capital amounted to $30.8 million or 5.5% of adjusted total assets, which exceeded the minimum 4.0% requirement by $8.2 million. Additionally, as of such date, the Bank's risk-based capital totaled $31.3 million or 16.3% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $16.0 million.


Results of Operations

        General. The Company reported losses of $2.7 million or $0.83 per share during the three months ended September 30, 1998, as compared to earnings of $317,000 or $0.10 per share during the prior comparable period. The $3.0 million decrease in earnings during the three months ended September 30, 1998, as compared to the same period in the prior year, was primarily due to a $642,000 decrease in net interest income, a $3.6 million increase in realized and unrealized net losses on securities held for trading and a $657,000 increase in operating expenses which were partially offset by a $2.0 million decrease in the Company's income tax provision.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three months ended September 30, 1998 and 1997.

                                                         At or for the Three
                                                             Months Ended
                                                             September 30,
                                                         -------------------
                                                           1998       1997
                                                         -------    ---------

        Return on average assets .................         -1.90%     0.26%
        Return on average equity .................        -50.70      5.07
        Interest rate spread (1) .................          0.60      1.13
        Net interest margin (2) ..................          0.68      1.32
        Operating expenses to average assets .....          1.34      1.02
        Efficiency ratio (3) .....................        214.33     76.04
        Non-performing assets to total assets ....          0.16      0.20
        Loan loss reserves to non-performing loans        188.19     60.57

---------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.


        Interest Income. Interest income increased by $781,000 or 9.6% during the three months ended September 30, 1998, as compared to the same period in the prior year. This increase was primarily due to a $1.4 million increase in interest income from the loan portfolio which was partially offset by a $314,000 decrease in interest income from the Company's investment portfolio, an $83,000 increase in net interest expense on interest rate contracts maintained in the trading portfolio and a $192,000 decrease in interest income from deposits. The increase in interest income on the loan portfolio was a direct result of the $78.9 million increase in the level of the average loan portfolio which was partially offset by a 31 basis point decline in the interest yield earned. The decrease in interest income from the Company's investment portfolio was a result of the 50 basis point decline in the interest yield earned which was partially offset by the $8.1 million increase in the level of the average investment portfolio. The decline in the return or yield in the investment portfolio was largely a result of the Company's shifting of assets to low initial rate GNMA one-year adjustable rate mortgage securities and the shifting of the portfolio's fixed rate mortgage investments to lower coupons with lower accounting yields but higher option adjusted spreads. Maturities and new interest rate contract agreements were primarily the cause of the increase in net interest expense on interest rate contracts maintained in the trading portfolio. The decrease in interest income from deposits was a result of the change in regulatory liquidity requirements which allowed an average of $13.2 million in funds to be invested in higher yielding investment opportunities.

        Interest Expense. Interest expense increased by $1.4 million during the three months ended September 30, 1998, as compared to the same period in the prior year. This increase was primarily due to a $82.7 million increase in the level of average interest-bearing liabilities and a 19 basis point increase in the cost of interest-bearing liabilities resulting mainly from an increase in the funding costs for securities sold under agreements to repurchase.

        Net Interest Income. Net interest income decreased by $642,000 or 40.5% during the three months ended September 30, 1998, as compared to the same period in the prior year.

        Provision for Loan Losses. During the three months ended September 30, 1998, the Company increased the general allowance for loan losses by $150,000 in response to the substantial loan growth. Delinquencies and loan write-offs continue to be low and the non-performing assets remain stable. No additional provision for loan losses was made during the three months ended September 30, 1997.

        Other Income (Loss). Total other income (loss) amounted to $(3.4) million during the three months ended September 30, 1998, as compared to $193,000 during the respective period in the prior year. This income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

        During the three months ended September 30, 1998, the Company recognized $9.2 million of realized losses on the sale of securities held for trading which were partially offset by $5.8 million of unrealized gains on securities held for trading (which include interest rate contracts used for hedging purposes). Losses on hedge contracts during the quarter ended September 30, 1998 substantially exceeded gains on mortgage investments as U.S. Treasury and mortgage rates declined to the lowest level in many years. The primary reasons for the underperformance of mortgages were (1) fears of an unprecedented wave of mortgage refinancings and (2) dramatically increased volatility in many financial markets (stocks, corporate bonds, and emerging markets). This volatility caused a flight to quality that increased risk premiums and widened spreads to comparable Treasury securities in all of these markets, including mortgage securities.

        During the three months ended September 30, 1997, the Company recognized $323,000 of unrealized gains on the sale of securities and hedge contracts held for trading which were partially offset by $198,000 of realized losses on securities held for trading.

        Other Expense. Total other expense amounted to $1.9 million during the three months ended September 30, 1998, as compared to $1.3 million during the respective period in the prior year. The increase in total other expense was due to increases in salaries, premises and equipment expense, and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of four new branch offices in the Indianapolis, Indiana area). Furthermore, the Company added a new commercial loan division and an additional branch in Mission, Kansas, which opened in August of 1998.

        Income Tax Provision. The Company received an income tax benefit of $1.8 million during the three months ended September 30, 1998, as compared to income tax expense of

$204,000 during the respective period in the prior year. During the three months ended September 30, 1998, the Company's effective benefit rate amounted to 39.6% as compared to an effective tax rate of 39.2% during the same period in 1997. Changes in the effective tax/benefit rate were a result of different levels of permanent differences.


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

        The total eligible regulatory liquidity of the Bank was 16.6% at September 30, 1998, as compared to 15.6% and 5.3% at June 30, 1998 and 1997, respectively. At September 30, 1998, the Bank's average "liquid" assets totaled approximately $88.0 million, which was $66.9 million in excess of the current OTS minimum requirement.

        At September 30, 1998, the Company's total approved originated loan commitments outstanding amounted to $16.3 million, and the unused lines of credit outstanding totaled $7.7 million. At the same date, commitments outstanding to purchase investment securities and loans were $65.0 million and $12.3 million, respectively. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $121.2 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.


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

Year 2000 Disclosure

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's computer programs and those of third-party computer related providers may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in system failures or miscalculations causing disruption of operations that could affect the ability of the Company to operate effectively and service customers.

I.    THE COMPANY'S STATE OF READINESS

         The Company is preparing for the year 2000 by testing and evaluating both its information technology (IT) and non-information technology systems. The Company does not have any mission critical processes that are dependent on non-IT systems. The non-IT systems, such as the telephone system, are either currently compliant or are expected to be compliant in fiscal year 1999. The IT systems used by the Company have been or are being tested. The components of the IT systems being examined are: 1) personal computers (PCs), hardware and software, 2) data service bureau, and 3) other service providers.

         Hardware and software on all PCs have been inventoried and tested. The limited number of PCs and software that were not year 2000 compliant have been replaced or are scheduled to be replaced in the fourth quarter of calendar year 1998.

         Given the expiration of the Bank's data processing agreement with its current service provider in early calendar year 1999, the Company has been evaluating its data processing requirements under its strategic plan and considering alternative solutions to meet these requirements. The Company has recently signed a contract with another data service provider, FISERV Vision, to replace its current provider. The conversion to this system is expected to be accomplished in March of 1999. FISERV has provided the Company with assurances that the Vision product is Year 2000 compliant, and the Company will be conducting tests on this software system to confirm this compliance.

         If, for some unexpected reason, the Company is unable to accomplish this conversion to FISERV, then it would retain its current vendor and ensure compliance with Year 2000 through written assurance from the vendor and adequate testing of the operating system. The existing data service vendor has revised its code and is in the process of client testing for Year 2000 compliance.

         Other service providers, such as the Company's financial advisors or the FHLB of Indianapolis, are either Year 2000 compliant or are keeping the Company apprised of their progress towards being Year 2000 compliant. As part of the Company's Year 2000 compliance program, the Company will be monitoring the vendors' progress toward compliance and, if necessary, testing systems to help ensure compliance.

II.      THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The limited number of PCs and software that were not Year 2000 compliant have been replaced or are scheduled to be replaced in the fourth quarter of calendar year 1998. The cost of replacing these machines and software is estimated to be $43,500 in capitalized fixed assets in fiscal year 1999.


III.     THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

         The Company has established parameters and processes for management to identify material customers, evaluate their preparedness, assess their credit risk and implement controls to manage the risk arising from their failure to properly address Year 2000 technology issues. The Company faces increased credit, liquidity, or counterparty trading risk when customers encounter Year 2000-related problems. Customers that must be evaluated and monitored are those that, if adversely impacted by Year 2000 technology issues, represent a significant financial exposure to the Company in terms of either credit loss or liquidity. The organizations that have been identified as material customers of the Company will be monitored because of their reliance on technology for their successful business operations.

         Failure of borrowers, counterparties or servicers to address Year 2000 problems may increase credit risk to the Company through the inability of these parties to meet the terms of their contracts and make timely payments of principal and interest to the Company. Liquidity risk may result if depositors, lenders or counterparties experience Year 2000-related business disruption or operational failures and are unable to provide funds or fulfill funding commitments to the Company. Capital market counterparties, such as trading counterparties or interest rate swap or interest rate cap/floor counterparties, provide contracts that allow the Company to enter into forward commitments to purchase or sell securities or to use hedges to reduce interest rate risk. Liquidity and credit risk may result if capital market counterparties are unable to fulfill contractual commitments due to operational problems caused by the Year 2000 date change.

         In those cases where the Company is not fully satisfied that its counterparties will be Year 2000 ready, mitigating controls will be established such as early termination agreements, additional collateral, netting arrangements, and third-party payment arrangements or guarantees. In cases where the Company has a high degree of uncertainty regarding a counterparty's ability to address its Year 2000 problems, the Company will avoid all transactions with that counterparty that mature on or after January 1, 2000 with liquidity, credit, or settlement risk. The Company will not resume normal transaction activities until the counterparty has demonstrated that it is prepared for the Year 2000.


IV.      THE COMPANY'S CONTINGENCY PLAN

DATA SERVICE BUREAU

         In the event, the data service bureau used by the Bank fails to operate satisfactorily after the turn of the century, the Bank would be forced to operate on a manual system until a conversion could be made to a different service bureau or the existing service bureau corrects its problems. The Bank would establish ledger cards for each customer account and would manually post transactions to the cards each day. Transactions would also be batched and manually posted to the general ledger. The ledger cards would be balanced to the general ledger frequently to provide some assurance that the manual system is functioning accurately.

         The Bank would have to make some temporary changes in its product menu during the time operating on a manual system. For instance, the Bank would probably discontinue originating mortgage loans because of the complexities involved with them. The Bank would also stop opening new checking accounts. The Bank might have to convert its existing checking accounts to savings accounts (with appropriate advance notice and disclosures to the customers) so that the Bank could more efficiently process these accounts. The Bank would also have to put a temporary moratorium on ATM transactions because the Bank would be effectively running in an off-line mode.

         Undoubtedly, the Bank would experience significant deposit run-off were the Bank to function in such a limited capacity for any length of time. However, the Bank has a substantial mortgage-backed security portfolio which provides the Bank with ready liquidity should the need arise to liquidate deposits.

INVESTMENT SECURITIES

         The Company has received assurances that most major brokers with which it trades are Year 2000 compliant. Many smaller regional brokers have yet to provide these assurances. Beginning in November 1999, the Company will no longer enter into any transactions with regional brokers that are not Year 2000 compliant. In this way, the Company will control its exposure to Year 2000 risks with these brokers. After the turn of the millennium, the Company will carefully evaluate regional brokers individually before resuming business with them.

         Most of the Company's securities are in safekeeping at the FHLB of Indianapolis, which is progressing towards being year 2000 compliant. If the FHLB is not Year 2000 compliant by 1999, the Company will engage a new safekeeping agent that is compliant. Similarly, if any assets are pledged with brokers, the Company will verify well before the end of 1999 that those brokers are already Year 2000 compliant and if not, these assets will be pledged only with Year 2000 compliant brokers.

PERSONAL COMPUTERS

         By the end of calendar year 1998, the Company will have replaced or upgraded all of its personal computers which failed Year 2000 compliance tests. Thus, it is expected that the Company's PCs will be in compliance when the century turns. The Company has previously tested the software used on its PCs, and those software packages that did not properly handle the Year 2000 have been replaced.

OTHER VENDORS AND SERVICE PROVIDERS

         The Company is closely monitoring all of its other vendors and service providers to determine if they will be Year 2000 compliant on a timely basis. If any vendors or service providers have not yet become Year 2000 compliant by the end of the first quarter of calendar year 1999, the Bank will immediately find a replacement vendor or service provider who is compliant. It is possible, although unlikely, that increased cost to the institution could result from engaging replacement vendors.

GENERAL

        The costs of the project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.


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

        The  following  table sets forth at September  30, 1998,  the  estimated sensitivity  of the  Bank's  MVPE to  parallel  yield  curve  shifts  using  the
Company's internal market value calculation. The table demonstrates the sensitivity of the Bank's assets and liabilities both before and after the inclusion of its interest rate contracts.

        In addition to this internal market value calculation based on projected cashflows, the Company also evaluates the market value changes using time varying empirical elasticity (TVEE) analysis. This analysis measures the market value changes of the mortgage investment based on historical price relationships to changes in Treasury rates and other variables. This empirical analysis is conducted for smaller shifts in rates of plus or minus 100 basis points in 25 basis point increments. Management believes this regression based analysis is a valuable tool in estimating the level of net market value changes of the investment and total portfolios.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                 -400      -300      -200      -100      -      +100         +200        +300       +400
-----------------------------------------------------------------------------------------------------------------------------------
Market value gain (loss) of assets      $36,706   $25,241   $15,224   $ 7,319    ---   $(14,721)   $(36,787)   $(62,065)  $(88,009)
Market value gain (loss) of liabilities  (5,149)   (3,910)   (2,672)   (1,389)   ---      1,550       3,307       5,299      7,466

Market value gain (loss) of net
assets before interest rate contracts    31,557    21,331    12,552     5,930    ---    (13,171)    (33,480)    (56,766)   (80,543)


Market value gain (loss) of interest
 rate contracts                          (8,700)   (8,023)   (6,652)   (4,294)   ---      8,097      20,627      35,897     52,473
                                        -------   -------   -------   -------          --------    --------    --------   --------

Total change in MVPE (2) (Model)        $22,857   $13,308   $ 5,900   $ 1,636    ---   $ (5,074)   $(12,853)   $(20,869)  $(28,070)
                                        =======   =======   =======   =======          ========    ========    ========   ========

Total change in MVPE (2) (TVEE)                                       $(1,370)   ---   $ (2,904)
                                                                      =======          ========

Change in MVPE as a percent of:
   MVPE (2) (Model)                       65.0%      37.8%     16.8%     4.6%    ---      (14.4)%     (36.5)%     (59.3)%    (79.8)%

    Total assets of the Bank               4.0%       2.4%      1.0%     0.3%    ---       (0.9)%      (2.3)%      (3.7)%      5.0)%

(1)  Assumes  an  instantaneous   parallel  change  in  interest  rates  at  all
     maturities.
(2)  Based on the Bank's pre-tax MVPE of $35.2 million at September 30, 1998.


        Since a large portion of the Company's assets is recorded at market value, the following table is included to show the estimated impact on the Company's equity of instantaneous, parallel shifts in the yield curve and constant option adjusted spreads on assets and liabilities. The assets and interest rate contracts included in the table below are only those which are either classified by the Company as held for trading or available for sale and, therefore, reflected at market value. Consequently, the Company's liabilities, which are reflected at cost, are not included in the table below. All amounts are shown net of taxes, with an estimated effective tax rate of 39.0%.

Change in Interest Rates
   (In Basis Points)
   (Dollars in Thousands)                -400        -300       -200       -100     -       +100       +200       +300       +400
-----------------------------------------------------------------------------------------------------------------------------------
After tax market value gain (loss)
   of assets                           $ 17,627   $ 12,120   $  7,292   $  3,327    --   $ (5,412)  $(13,522)  $(23,092)  $(33,165)
After tax market value gain (loss)
   of interest rate contracts            (4,605)    (4,149)    (3,334)    (2,101)   --      3,963     10,022     17,350     25,362
                                       --------   --------   --------   --------         --------   --------   --------   --------


After tax gain (loss) in equity (Model)$ 13,022    $ 7,971   $  3,958      1,226    --   $ (1,449)  $ (3,500)  $ (5,742)  $ (7,803)
                                       ========    =======   ========      =====         ========   ========   ========   ========
After tax gain (loss) in equity (TVEE)                                  $    144    --   $   (707)
                                                                        ========  =====  ========
After tax gain  (loss) in equity as
a percent of the Company's  equity
at September 30, 1998 (Model)              68.0%      41.6%      20.7%       6.4%   --       (7.6)%    (18.3)%    (30.0)%    (40.7)%

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



                                    HARRINGTON FINANCIAL GROUP, INC.




Date:  November  5, 1998            By: /s/ Craig J. Cerny
                                        ------------------

                                        Craig J. Cerny
                                        President



Date:  November 5, 1998             By: /s/ Twana L. Cheek
                                        ------------------

                                        Twana L. Cheek
                                        Principal Financial & Accounting Officer