Form 10-Q
period 1998-12-31
HARRINGTON FINANCIAL GROUP INC
filed 1999-02-12
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                               Yes [ X ]     No   [  ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 8, 1999, there were issued and outstanding 3,205,339 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. Financial Information
------- ---------------------

Item 1. Financial Statements

            Consolidated Balance Sheets as of December 31, 1998
            (unaudited) and June 30, 1998                                     1

            Consolidated Statements of Operations (unaudited) for the three
            and six months ended December 31, 1998 and 1997.                  2

            Consolidated Statements of Cash Flows (unaudited) for the six
            months ended December 31, 1998 and 1997.                          3

            Notes to Unaudited Consolidated Financial Statements              4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 6

Item 3. Quantitative and Qualitative Disclosures About Market Risk           13

Part II.       Other Information

Item 1. Legal Proceedings                                                    16
Item 2. Changes in Securities                                                16
Item 3. Defaults Upon Senior Securities                                      16
Item 4. Submission of Matters to a Vote of Security-Holders                  16
Item 5. Other Information                                                    17
Item 6. Exhibits and Reports on Form 8-K                                     17

Signatures

                       HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                 Consolidated Balance Sheets
                                    (Dollars in Thousands)
                                         (Unaudited)
                                                                   December 31,      June 30,
                                                                       1998            1998
                                                                    ---------       ---------
ASSETS

   Cash ......................................................      $   1,980       $   1,567
   Interest-bearing deposits .................................          9,293          10,212
                                                                    ---------       ---------
     Total cash and cash equivalents .........................         11,273          11,779
   Securities held for trading - at fair value
     (amortized cost of $278,679 and $289,137) ...............        283,959         290,609
   Securities available for sale - at fair value
     (amortized cost of $873 and $924) .......................            902             922
   Loans receivable, net .....................................        234,691         163,546
   Interest receivable, net ..................................          2,491           2,318
   Premises and equipment, net ...............................          5,856           5,614
   Federal Home Loan Bank of Indianapolis stock ..............          4,878           4,878
   Other .....................................................          5,887           4,731
                                                                    ---------       ---------
     Total assets ............................................      $ 549,937       $ 484,397
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits ..................................................      $ 277,913       $ 178,311
   Securities sold under agreements to repurchase ............        191,125         240,396
   Federal Home Loan Bank advances ...........................         40,000          26,000
   Interest payable on securities sold under agreements to
     repurchase ..............................................            414             282
   Other interest payable ....................................          2,183           1,596
   Note payable ..............................................         13,495          13,495
   Due to brokers ............................................          3,898            --
   Advance payments by borrowers for taxes & insurance .......            866             785
   Accrued expenses payable and other liabilities ............            885             868
                                                                    ---------       ---------
     Total liabilities .......................................        530,779         461,733
                                                                    ---------       ---------

   Common stock ..............................................            425             425
   Additional paid-in-capital ................................         16,946          16,962
   Treasury stock, 194,599 and 124,052 shares at cost ........         (2,162)         (1,467)
   Retained earnings .........................................          3,931           6,745
   Accumulated other comprehensive income (loss), net of taxes             18              (1)
                                                                    ---------       ---------
     Total stockholders' equity ..............................         19,158          22,664
                                                                    ---------       ---------
       Total liabilities and stockholders' equity ............      $ 549,937       $ 484,397
                                                                    =========       =========

            See notes to unaudited consolidated financial statements.

                                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                     Consolidated Statements of Operations
                                   (Dollars in Thousands Except Share Data)
                                                  (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                              December 31,                  December 31,
                                                        -----------------------       -----------------------
                                                          1998           1997           1998           1997
                                                        --------       --------       --------       --------
INTEREST INCOME
   Securities held for trading ...................      $  5,168       $  6,459       $ 10,936       $ 12,536
   Securities available for sale .................            19             23             39             48
   Loans receivable ..............................         3,709          1,927          6,905          3,751
   Dividends on Federal Home Loan Bank stock .....            98             98            197            199
   Deposits ......................................           161            272            278            581
   Net interest expense on interest rate contracts
     maintained in the trading portfolio .........          (271)          (330)          (553)          (529)
                                                        --------       --------       --------       --------
   Interest income ...............................         8,884          8,449         17,802         16,586
                                                        --------       --------       --------       --------

INTEREST EXPENSE
   Deposits ......................................         3,495          1,987          6,221          3,895
   Federal Home Loan Bank advances ...............           654            467          1,155            889
   Short-term borrowings .........................         3,402          4,510          7,856          8,514
   Long-term borrowings ..........................           274            219            568            437
                                                        --------       --------       --------       --------

   Interest expense ..............................         7,825          7,183         15,800         13,735
                                                        --------       --------       --------       --------
NET INTEREST INCOME ..............................         1,059          1,266          2,002          2,851
PROVISION FOR LOAN LOSSES ........................            95           --              245           --
                                                        --------       --------       --------       --------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .....................           964          1,266          1,757          2,851
                                                        --------       --------       --------       --------

OTHER INCOME (LOSS)
   Gain (loss) on sale of securities held for ....         2,927         (1,072)        (6,314)        (1,270)
trading
   Unrealized gain (loss) on securities held for
      trading ....................................        (1,963)           173          3,808            496
   Other .........................................           114             78            214            146

                                                        --------       --------       --------       --------
   Total other income (loss) .....................         1,078           (821)        (2,292)          (628)
                                                        --------       --------       --------       --------

OTHER EXPENSE
   Salaries and employee benefits ................           984            752          1,931          1,401
   Premises and equipment expense ................           286            163            574            315
   FDIC insurance premiums .......................            26             22             52             43
   Marketing .....................................            81             33            181             57
   Computer services .............................            88             51            170             98
   Consulting fees ...............................            76             71            150            141
   Other .........................................           351            392            748            686
                                                        --------       --------       --------       --------
   Total other expenses ..........................         1,892          1,484          3,806          2,741
                                                        --------       --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAX
   PROVISION .....................................           150         (1,039)        (4,341)          (518)
INCOME TAX PROVISION (BENEFIT) ...................            60           (430)        (1,721)          (226)
                                                        --------       --------       --------       --------
NET INCOME (LOSS) ................................      $     90       $   (609)      $ (2,620)      $   (292)
                                                        ========       ========       ========       ========
BASIC EARNINGS (LOSS) PER SHARE ..................      $   0.03       $  (0.19)      $  (0.81)      $  (0.09)
                                                        ========       ========       ========       ========
DILUTED EARNINGS (LOSS) PER SHARE ................      $   0.03       $  (0.19)      $  (0.81)      $  (0.09)
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

                             HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                  Consolidated Statements of Cash Flows
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                              -------------------------
                                                                                1998             1997
                                                                              ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................      $  (2,620)      $    (292)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Provision for loan losses ...........................................            245            --
   Depreciation ........................................................            250             138
   Premium and discount amortization of securities, net ................          1,109             521
   Amortization of premiums and discounts on loans .....................            173              62
   Loss on sale of securities held for trading .........................          6,314           1,270
   Unrealized gain on securities held for trading ......................         (3,808)           (496)
   Deferred income tax provision .......................................            (78)           (218)
   Increase in interest receivable .....................................           (173)            (76)
   Increase in interest payable ........................................            719             116
   Purchases of securities held for  trading ...........................       (363,271)       (442,570)
   Decrease in amounts due from brokers ................................           --            11,308
   Increase in amounts due to brokers ..................................          3,898            --
   Proceeds from maturities of securities held for trading .............         26,619          12,967
   Proceeds from sales of securities held for trading ..................        339,687         334,872
   Decrease (increase) in other assets .................................         (1,078)            651
   Increase in accrued expenses and other liabilities ..................             98             445
                                                                              ---------       ---------
     Net cash provided by (used in) operating activities ...............          8,084         (81,302)
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available for sale ...........             39             147
   Change in loans receivable, net .....................................        (71,563)        (16,272)
   Purchases of premises and equipment .................................           (492)           (790)
                                                                              ---------       ---------
     Net cash used in investing activities .............................        (72,016)        (16,915)
                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ............................................         99,602           1,353
   Increase (decrease) in securities sold under agreements to repurchase        (49,271)         56,825
   Proceeds from stock options exercised ...............................           --                66
   Proceeds from Federal Home Loan Bank advances .......................         53,000          55,000
   Proceeds from note payable ..........................................           --             2,000
   Principal repayments on Federal Home Loan Bank advances .............        (39,000)        (17,000)
   Purchase of treasury stock ..........................................           (784)           (239)
   Proceeds from issuance of treasury stock ............................             73            --
   Dividends paid on common stock ......................................           (194)           (195)
                                                                              ---------       ---------
     Net cash provided by financing activities .........................         63,426          97,810
                                                                              ---------       ---------
NET  DECREASE IN CASH AND EQUIVALENTS ..................................           (506)           (407)
CASH AND CASH EQUIVALENTS
   Beginning of period .................................................         11,779           9,516
                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS
   End of period .......................................................      $  11,273       $   9,109
                                                                              =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid for interest ..............................................      $  16,277       $  13,786
    Cash paid for income taxes .........................................           --               321



            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company

        Harrington Financial Group, Inc. (the "Company") is a thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and seven full-service branch offices located in Carmel, Fishers, Noblesville and Indianapolis, Indiana, and Mission, Kansas. The Company is a growing community bank with a focus on the origination and management of mortgage loans and securities. The Company also operates a commercial loan division for business customers and a trust and investment management division for individuals and institutions.

        Earnings per Share

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                        Three Months Ended               Six Months Ended
                                                            December 31,                    December 31,
                                                  -------------------------------  ------------------------------
                                                        1998             1997            1998            1997
                                                  --------------    -------------  --------------   -------------
        Basic earnings per share:
           Weighted average common shares             3,205,339        3,253,231       3,227,694       3,254,985
                                                  ==============    =============  ==============   =============

        Diluted earnings per share:
           Weighted average common shares             3,205,339        3,253,231       3,227,694       3,254,985
           Dilutive effect of stock options (1)             ---           63,749             ---          62,227
                                                  --------------    -------------  --------------   -------------
           Weighted average common and
             incremental shares                       3,205,339        3,316,980       3,227,694       3,317,212
                                                  ==============    =============  ==============   =============

        (1) No dilutive effect of stock options for the three and six months ended December 31, 1998 was used in the calculation as the effects of the stock options were anti-dilutive.

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

        The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998.

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

        The following is a summary of the Corporation's total comprehensive income (loss) for the interim three and six month periods ended December 31, 1998 and 1997 under SFAS No. 130:

                                                          Three Months Ended          Six Months Ended
                                                              December 31,               December 31,
                                                           1998         1997          1998          1997
                                                         -------      -------       -------       -------
Net income (loss) .................................      $    90      $  (609)      $(2,620)      $  (292)
                                                         -------      -------       -------       -------

 Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising during period            6           11            19            19
                                                         -------      -------       -------       -------
Other comprehensive income.........................            6           11            19            19
                                                         -------      -------       -------       -------
COMPREHENSIVE INCOME (LOSS) .......................      $    96      $  (598)      $(2,601)      $  (273)
                                                         =======      =======       =======       =======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At December 31, 1998, the Company's total assets amounted to $549.9 million, as compared to $484.4 million at June 30, 1998. The $65.5 million or 13.5% increase in total assets during the six months ended December 31, 1998 was primarily the result of a $71.1 million increase in net loans receivable which was partially offset by a $6.7 million decrease in securities held for trading. The increase in net loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans and business loans through its commercial division. The decrease in securities held for trading was due to the shifting emphasis to retail lending operations. The increase in the Company's assets from June 30, 1998 to December 31, 1998 was funded by a $99.6 million or 55.9% increase in deposits and a $14.0 million or 53.8% increase in Federal Home Loan Bank advances which were partially offset by a $49.3 million or 20.5% decrease in securities sold under agreements to repurchase.

        At December 31, 1998, the Company's stockholders' equity amounted to $19.2 million, as compared to $22.7 million at June 30, 1998. The 15.5% decrease in stockholders' equity was primarily due to the $2.6 million of net loss recognized during the six month period, the quarterly $0.03 per share payments of cash dividends totaling $194,000, and the repurchase of stock for $784,000 which were partially offset by $73,000 from treasury stock purchased by the Company's employee stock ownership plan. At December 31, 1998, the Bank's Tier 1 core capital amounted to $31.1 million or 5.67% of adjusted total assets, which exceeded the minimum 4.0% requirement by $9.2 million. Additionally, as of such date, the Bank's risk-based capital totaled $31.7 million or 12.25% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $11.0 million.


Results of Operations

        General. The Company reported earnings of $90,000 or $0.03 per share and losses of $2.6 million or $0.81 per share during the three and six months ended December 31, 1998, as compared to losses of $609,000 or $0.19 per share and $292,000 or $0.09 per share during the prior comparable periods. The $699,000 increase in earnings during the three months ended December 31, 1998, as compared to the same period in the prior year, was primarily due to a $1.9 million increase in realized and unrealized net gains on securities held for trading which was partially offset by a $490,000 increase in the Company's income tax provision, a $408,000 increase in operating expenses, a $207,000 decrease in net interest income and a $95,000 increase in the provision for loan losses. The $2.3 million decrease in earnings during the six months ended December 31, 1998, as compared to the same period in the prior year, was primarily due to a $1.7 million increase in realized and unrealized net losses on securities held for trading, a $1.1 million increase in operating expenses, a $849,000 decrease in net interest income and a $245,000 increase in the provision for loan losses which were partially offset by a $1.5 million decrease in the Company's income tax provision.

         Selected Financial Ratios. The following schedule shows selected financial ratios for the three and six months ended December 31, 1998 and 1997.

                                                           At or for the Three               At or for the Six
                                                               Months Ended                     Months Ended
                                                                December 31,                     December 31,
                                                          -----------------------          -----------------------
                                                           1998             1997            1998             1997
                                                          ------           ------          ------            -----
Return on average assets                                    0.06%           (0.46)%         (0.90)%          (0.11)%
Return on average equity                                    1.93            (9.86)         (26.19)           (2.35)
Interest rate spread (1)                                    0.75             0.81            0.68             0.97
Net interest margin (2)                                     0.75             0.98            0.72             1.15
Operating expenses to average assets                        1.28             1.12            1.31             1.07
Efficiency ratio (3)                                      175.51           110.42          193.10            91.46
Non-performing assets to total assets                       0.15             0.18            0.15             0.18
Loan loss reserves to non-performing loans                289.47            69.97          289.47            69.97

-----------------------------------------------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.


        Interest Income. Interest income increased by $435,000 or 5.1% during the three months ended December 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $1.8 million increase in interest income from the loan portfolio and a $59,000 decrease in net interest expense on interest rate contracts maintained in the trading portfolio which were partially offset by a $1.3 million decrease in interest income from the Company's investment portfolio and an $111,000 decrease in interest income from deposits. The increase in interest income on the loan portfolio was a direct result of the $107.0 million increase in the level of the average loan portfolio which was partially offset by a 42 basis point decline in the interest yield earned. The decrease in interest income from the Company's investment portfolio was a result of a $52.8 million decrease in the level of the average investment portfolio and a 49 basis point decline in the interest yield earned. The decline in the return or yield in the investment portfolio was largely a result of the Company's low initial rate GNMA one-year adjustable rate mortgage securities and the shifting of the portfolio's fixed rate mortgage investments to lower coupons with lower accounting yields but higher option adjusted spreads. The decrease in interest income from deposits was a result of a $5.3 million decrease in the level of the average interest-bearing deposits and a 105 basis point decline in the interest yield earned.

         Interest income increased by $1.2 million or 7.3% during the six months ended December 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $3.2 million increase in interest income from the loan portfolio which was partially offset by a $1.6 million decrease in interest income from the Company's investment portfolio and a $303,000 decrease in interest income from deposits. The increase in interest income on the loan portfolio was a direct result of the $93.0 million increase in the level of the average loan portfolio which was partially offset by a 37 basis point decline in the interest yield earned. The decrease in interest income from the Company's investment portfolio was a result of a $22.3 million decrease in the level of the average investment portfolio and a 49 basis point decline in the interest yield earned. The decrease in interest income from deposits was a result of a $9.3 million decrease in the level of the average interest-bearing deposits and an 81 basis point decline in the interest yield earned.

        Interest Expense. Interest expense increased by $642,000 during the three months ended December 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $64.7 million increase in the level of average interest-bearing liabilities which was partially offset by a 20 basis point decrease in the cost of interest-bearing liabilities resulting from an overall decrease in the wholesale and retail funding costs.

        Interest expense increased by $2.1 million during the six months ended December 31, 1998, as compared to the same period in the prior year. This increase was primarily due to a $73.7 million increase in the level of average interest-bearing liabilities.

        Net Interest Income. Net interest income decreased by $207,000 or 16.4% during the three months ended December 31, 1998, as compared to the same period in the prior year. Net interest income decreased by $849,000 or 29.8% during the six months ended December 31, 1998, as compared to the same period in the prior year.

        Provision for Loan Losses. During the three and six months ended December 31, 1998, the Company increased the general allowance for loan losses by $95,000 and $245,000, respectively, in response to the substantial loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable. No additional provision for loan losses was made during the three and six months ended December 31, 1997.

        Other Income (Loss). Total other income (loss) amounted to $1.1 million and ($2.3) million during the three and six months ended December 31, 1998, as compared to ($821,000) and ($628,000) during the respective periods in the prior year. This income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

         During the three months ended December 31, 1998, the Company recognized $2.9 million of realized gains on the sale of securities held for trading which were partially offset by $2.0 million of unrealized losses on securities held for trading (which include interest rate contracts used for hedging purposes). During the six months ended December 31, 1998, the Company recognized $6.3 million of realized losses on the sale of securities held for trading which were partially offset by $3.8 million of unrealized gains on securities held for trading. Losses on hedge contracts during the first half of the six months ended December 31, 1998 substantially exceeded gains on mortgage investments as U.S. Treasury and mortgage rates declined to the lowest level in many years. The primary reasons for the underperformance of mortgages were (1) fears of an unprecedented wave of mortgage refinancings and (2) dramatically increased volatility in many financial markets (stocks, corporate bonds, and emerging markets). This volatility caused a flight to quality that increased risk premiums and widened spreads to comparable Treasury securities in all of these markets, including mortgage securities. During the latter half of the six months ended December 31, 1998, the slight narrowing of risk adjusted spreads on mortgages and strategic trades between adjustable and fixed rate securities contributed to a significant improvement in performance, as hedge gains exceeded the losses on the mortgage investments.

        During the three and six months ended December 31, 1997, the Company recognized $1.1 million and $1.3 million of realized losses on the sale of securities and hedge contracts held for trading which were partially offset by $173,000 and $496,000 of unrealized gains on securities held for trading.

        Other Expense. Total other expense amounted to $1.9 million and $3.8 million during the three and six months ended December 31, 1998, as compared to $1.5 million and $2.7 million during the respective periods in the prior year. The increase in total other expense was due to increases in salaries, premises and equipment expense, and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of four new branch offices in the Indianapolis, Indiana area). Furthermore, the Company added a new commercial loan division and an additional branch in Mission, Kansas, which opened in August of 1998.

        Income Tax Provision. The Company recorded an income tax provision of $60,000 during the three months ended December 31, 1998 as compared to an income tax benefit of $430,000 during the respective period in the prior year. For the six months ended December 31, 1998 and 1997, the Company recorded income tax benefits of $1.7 million and $226,000, respectively. During the three and six months ended December 31, 1998, the Company's effective tax rate amounted to 40.0% and 39.6% as compared to 41.4% and 43.6% during the same periods in 1997. Changes in the effective tax rates were primarily a result of different levels of permanent differences.


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

        The total eligible regulatory liquidity of the Bank was 10.0% at December 31, 1998, as compared to 15.6% and 5.3% at June 30, 1998 and 1997, respectively. At December 31, 1998, the Bank's average "liquid" assets totaled approximately $52.8 million, which was $31.6 million in excess of the current OTS minimum requirement.

        At December 31, 1998, the Company's total approved originated loan commitments outstanding amounted to $12.1 million, and the unused lines of credit outstanding totaled $8.9 million. At the same date, commitments outstanding to purchase investment securities and loans were $73.2 million and $2.8 million, respectively. Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totaled $142.1 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

         Hardware and software on all PCs have been inventoried and tested. The limited number of PCs and software that were not year 2000 compliant have been replaced or are scheduled to be replaced in the first quarter of calendar year 1999.

         Given the expiration of the Bank's data processing agreement with its current service provider in early calendar year 1999, the Company evaluated its data processing requirements under its strategic plan and considered alternative solutions to meet these requirements. The Company signed a contract with another data service provider, FISERV Vision, to replace its current provider. The conversion to this system is expected to be accomplished in April of 1999. FISERV has provided the Company with assurances that the Vision product is Year 2000 compliant, and the Company will be conducting tests on this software system to confirm this compliance.

         If, for some unexpected reason, the Company is unable to accomplish this conversion to FISERV, then it would retain its current vendor and ensure compliance with Year 2000 through written assurance from the vendor and adequate testing of the operating system. The existing data service vendor has revised its code and has tested for Year 2000 compliance.

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


II.      THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The limited number of PCs and software that were not Year 2000 compliant have been replaced or are scheduled to be replaced in the first quarter of calendar year 1999. The cost of replacing these machines and software is estimated to be $43,500 in capitalized fixed assets in fiscal year 1999.


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

DATA SERVICE BUREAU
-------------------

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

INVESTMENT SECURITIES
---------------------

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

         Most of the Company's securities are in safekeeping at the FHLB of Indianapolis, which is progressing towards being year 2000 compliant. If the FHLB is not Year 2000 compliant in 1999, the Company will engage a new safekeeping agent that is compliant. Similarly, if any assets are pledged with brokers, the Company will verify well before the end of 1999 that those brokers are already Year 2000 compliant and if not, these assets will be pledged only with Year 2000 compliant brokers.

PERSONAL COMPUTERS
------------------

         By the end of the first quarter of calendar year 1999, the Company will have replaced or upgraded all of its personal computers which failed Year 2000 compliance tests. Thus, it is expected that the Company's PCs will be in compliance when the century turns. The Company has previously tested the software used on its PCs, and those software packages that did not properly handle the Year 2000 have been replaced.

OTHER VENDORS AND SERVICE PROVIDERS
-----------------------------------

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

GENERAL
-------

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

        The following table sets forth at December 31, 1998, the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts using the
Company's internal market value calculation. The table demonstrates the sensitivity of the Bank's assets and liabilities both before and after the inclusion of its interest rate contracts.

        In addition to this internal market value calculation based on projected cashflows, the Company also evaluates the market value changes using time varying empirical elasticity (TVEE) analysis. This analysis measures the market value changes of the mortgage investment based on historical price relationships to changes in Treasury rates and other variables. This empirical analysis is conducted for smaller shifts in rates of plus or minus 100 basis points in 25 basis point increments. Management believes this empirical based analysis is a valuable and more accurate tool in estimating the level of net market value changes of the investment and total portfolios and is in the process of expanding the analysis to consider larger interest rate changes.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                  -400        -300       -200     -100     -        +100      +200        +300       +400
------------------------------------------------------------------------------------------------------------------------------------
Market value gain (loss) of assets       $41,196    $30,052    $20,326  $12,148    ---   $(19,232)  $(42,921)  $(67,935)  $(92,599)

Market value gain (loss) of
liabilities                               (5,280)    (4,177)    (2,993)  (1,626)   ---      1,955      4,275      6,977      9,976
                                         -------    -------    -------  -------  ------  --------   --------   --------   --------
Market value gain (loss) of net
   assets before interest rate contracts  35,916     25,875     17,333   10,522    ---    (17,277)   (38,646)   (60,958)   (82,623)
                                                                                 ------
Market value gain (loss) of interest
   rate contracts                        (24,459)   (19,824)   (14,635)  (8,423)   ---     12,484     28,541     46,583     65,412
                                         -------    -------    -------  -------  ------  --------   --------   --------   --------

Total change in MVPE (2) (Model)         $11,457   $  6,051   $  2,698 $  2,099    ---   $ (4,793)  $(10,105)  $(14,375)  $(17,211)
                                         =======   ========   ======== ========  ======  ========   ========   ========   ========
Total change in MVPE (2) (TVEE)                                        $ (1,014)   ---   $  2,050
                                                                       ========  ======  ========
Change in MVPE as a percent of:
   MVPE (2) (Model)                         33.4%      17.6%       7.9%     6.1%   ---      (14.0)%    (29.5)%    (41.9)%    (50.2)%
    Total assets of the Bank                 2.1%       1.1%       0.5%     0.4%   ---       (0.9)%     (1.8)%     (2.6)%     (3.1)%


(1)  Assumes  an  instantaneous   parallel  change  in  interest  rates  at  all
maturities.
(2) Based on the Bank's pre-tax MVPE of $34.3 million at December 31, 1998.

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

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                  -400      -300      -200       -100     -       +100        +200        +300      +400
------------------------------------------------------------------------------------------------------------------------------------
After tax market value gain (loss) .... $ 29,322  $ 21,098    13,803   $  7,579    --   $(11,048)   $(24,592)   $(39,084) $(53,512)
   of assets
After tax market value gain (loss)
   of interest rate contracts .........  (18,611)  (15,051)  (11,064)    (6,370)   --      9,016      20,218      32,994    46,604
                                        --------  --------  --------   --------   ---   --------    --------    --------  --------

After tax gain (loss) in equity (Model) $ 10,711  $  6,047  $  2,739   $  1,209    --   $ (2,032)   $ (4,374)   $ (6,090) $ (6,908)
                                        ========  ========  ========   ========   ---   ========    ========    ========  ========


After tax gain (loss) in equity (TVEE)                                 $    540    --   $   (839)
                                                                       ========   ===   ========

After tax gain  (loss) in equity as a
   percent of the Company's  equity at
   December 31, 1998 (Model) ..........     34.1%     19.3%      8.7%       3.8%   --       (6.5)%     (13.9)%     (19.4)%   (22.0)%


                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                     Part II


Item 1. Legal Proceedings
        -----------------

        Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Changes in Securities
        ---------------------

        Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

               a) An annual meeting of stockholders  ("Annual Meeting") was held on October 20, 1998

               b) Not applicable.

               c) Two  matters  were  voted  upon  at the  Annual  Meeting.  The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                       1) Proposal to elect a director for a one-year term expiring in 1999 -Russell Breeden III received votes for 3,078,717; withheld 7,500; not voted 144,300.

                              Proposal to elect directors for a three-year term expiring in 2001 - Sharon E. Fankhauser, C.P.A., Michael J. Giarla, David F. Harper, C.P.A. and John J. McConnell each received votes for 3,078,717; withheld 7,500; not voted 144,300.

                       2) Proposal to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1999 - votes for 3,085,317; against 200; abstain 700; not voted 144,300.

               d) Not applicable.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

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



                                    HARRINGTON FINANCIAL GROUP, INC.




Date:  February 8, 1999             By: /s/ Craig J. Cerny
                                        ------------------
                                        Craig J. Cerny
                                        President



Date:  February 8, 1999             By: /s/ Gregory L. Tislow
                                        ---------------------
                                        Gregory L. Tislow
                                        Principal Financial & Accounting Officer

                                   EXHIBIT 27

                             Financial Data Schedule