Form 10-Q
period 1999-03-31
HARRINGTON FINANCIAL GROUP INC
filed 1999-05-17
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                               Yes [ X ]     No   [  ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 14, 1999, there were issued and outstanding 3,205,382 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I.   Financial Information
-------   ---------------------

Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 1999
          (unaudited) and June 30, 1998                                      1

          Consolidated Statements of Operations (unaudited) for the three
          and nine months ended March 31, 1999 and 1998.                     2

          Consolidated Statements of Cash Flows (unaudited) for the nine
          months ended March 31, 1999 and 1998.                              3

          Notes to Unaudited Consolidated Financial Statements               4

Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                         7

Item 3. Quantitative and Qualitative Disclosures About Market Risk          15

Part II.  Other Information
--------  -----------------

Item 1. Legal Proceedings                                                   17
Item 2. Changes in Securities                                               17
Item 3. Defaults Upon Senior Securities                                     17
Item 4. Submission of Matters to a Vote of Security-Holders                 17
Item 5. Other Information                                                   17
Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures

                          HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                    Consolidated Balance Sheets
                                       (Dollars in Thousands)
                                            (Unaudited)

                                                                          March 31,       June 30,
                                                                             1999           1998
                                                                         ----------      ----------
ASSETS

   Cash .............................................................     $   1,328      $   1,567
   Interest-bearing deposits ........................................        13,809         10,212
                                                                          ---------      ---------
     Total cash and cash equivalents ................................        15,137         11,779
   Securities held for trading - at fair value
     (amortized cost of $241,600 and $289,137) ......................       242,897        290,609
   Securities available for sale - at fair value
     (amortized cost of $488 and $924) ..............................           525            922
   Loans receivable, net ............................................       260,929        163,546
   Interest receivable, net .........................................         2,191          2,318
   Premises and equipment, net ......................................         5,897          5,614
   Federal Home Loan Bank of Indianapolis stock .....................         4,878          4,878
   Other ............................................................         5,857          4,731
                                                                          ---------      ---------
     Total assets ...................................................     $ 538,311      $ 484,397
                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits .........................................................     $ 321,874      $ 178,311
   Securities sold under agreements to repurchase ...................       135,650        240,396
   Federal Home Loan Bank advances ..................................        40,000         26,000
   Interest payable on securities sold under agreements to
     repurchase .....................................................            57            282
   Other interest payable ...........................................         2,714          1,596
   Note payable .....................................................        13,995         13,495
   Advance payments by borrowers for taxes & insurance ..............         1,463            785
   Accrued expenses payable and other liabilities ...................         1,904            868
                                                                          ---------      ---------
     Total liabilities ..............................................       517,657        461,733
                                                                          ---------      ---------

   Minority Interest ................................................           966           --
                                                                          ---------      ---------

   Common stock .....................................................           425            425
   Additional paid-in-capital .......................................        16,946         16,962
   Treasury stock, 194,599 and 124,052 shares at cost ...............        (2,162)        (1,467)
   Retained earnings ................................................         4,457          6,745
   Accumulated other comprehensive income (loss), net of taxes ......            22             (1)
                                                                          ---------      ---------
     Total stockholders' equity .....................................        19,688         22,664
                                                                          ---------      ---------
       Total liabilities and stockholders' equity ...................     $ 538,311      $ 484,397
                                                                          =========      =========

            See notes to unaudited consolidated financial statements

                               HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                    Consolidated Statements of Operations
                                   (Dollars in Thousands Except Share Data)
                                                 (Unaudited)


                                                            Three Months Ended          Nine Months Ended
                                                                 March 31,                   March 31,
                                                          ----------------------      ----------------------
                                                            1999          1998          1999          1998
                                                          --------      --------      --------      --------
INTEREST INCOME
   Securities held for trading ......................     $  4,096      $  6,585      $ 15,033      $ 19,121
   Securities available for sale ....................           16            22            55            70
   Loans receivable .................................        4,412         2,256        11,316         6,007
   Dividends on Federal Home Loan Bank stock ........           96            96           293           295
   Deposits .........................................          167           115           444           696
   Net interest expense on interest rate contracts
     maintained in the trading portfolio ............          (53)         (514)         (606)       (1,043)
                                                          --------      --------      --------      --------
   Interest income ..................................        8,734         8,560        26,535        25,146
                                                          --------      --------      --------      --------

INTEREST EXPENSE
   Deposits .........................................        3,809         1,988        10,031         5,883
   Federal Home Loan Bank advances ..................          706           460         1,860         1,349
   Short-term borrowings ............................        2,153         4,742        10,009        13,256
   Long-term borrowings .............................          266           256           834           693
                                                          --------      --------      --------      --------
   Interest expense .................................        6,934         7,446        22,734        21,181
                                                          --------      --------      --------      --------
NET INTEREST INCOME .................................        1,800         1,114         3,801         3,965
PROVISION FOR LOAN LOSSES ...........................          169          --             414          --
                                                          --------      --------      --------      --------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ........................        1,631         1,114         3,387         3,965
                                                          --------      --------      --------      --------

OTHER INCOME (LOSS)
   Gain (loss) on sale of securities held for trading        5,443         2,201          (871)          931
   Unrealized loss on securities held for trading ...       (3,983)       (2,059)         (175)       (1,563)
   Other ............................................          108            64           321           210
                                                          --------      --------      --------      --------
   Total other income (loss) ........................        1,568           206          (725)         (422)
                                                          --------      --------      --------      --------

OTHER EXPENSE
   Salaries and employee benefits ...................        1,126           893         3,057         2,294
   Premises and equipment expense ...................          315           229           889           544
   FDIC insurance premiums ..........................           33            22            85            65
   Marketing ........................................           57            65           238           122
   Computer services ................................          172            63           342           161
   Consulting fees ..................................           76            73           227           214
   Other ............................................          400           367         1,147         1,053
                                                          --------      --------      --------      --------
   Total other expenses .............................        2,179         1,712         5,985         4,453
                                                          --------      --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAX
   PROVISION AND MINORITY INTEREST ..................        1,020          (392)       (3,323)         (910)
INCOME TAX PROVISION (BENEFIT) ......................          411          (151)       (1,310)         (378)
                                                          --------      --------      --------      --------
NET INCOME (LOSS) BEFORE MINORITY
   INTEREST .........................................          609          (241)       (2,013)         (532)
MINORITY INTEREST ...................................           14          --              14          --
                                                          --------      --------      --------      --------
NET INCOME (LOSS) ...................................     $    623      $   (241)     $ (1,999)     $   (532)
                                                          ========      ========      ========      ========
BASIC EARNINGS (LOSS) PER SHARE .....................     $   0.19      $  (0.07)     $  (0.62)     $  (0.16)
                                                          ========      ========      ========      ========

DILUTED EARNINGS (LOSS) PER SHARE ...................     $   0.19      $  (0.07)     $  (0.62)     $  (0.16)
                                                          ========      ========      ========      ========

                     See notes to unaudited consolidated financial statements.

                            HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                 Consolidated Statements of Cash Flows
                                        (Dollars in Thousands)
                                              (Unaudited)
                                                                                Nine Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               1999            1998
                                                                             ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................     $  (1,999)     $    (532)

Adjustments to reconcile  net loss to net cash
provided by (used in) operating activities:
   Provision for loan losses ...........................................           414           --
   Depreciation ........................................................           377            232
   Tax benefit from exercise of non-qualified stock options ............          --              283
   Premium and discount amortization of securities, net ................         1,858            986
   Amortization of premiums and discounts on loans .....................           242            108
   Loss (gain) on sale of securities held for trading ..................           871           (931)
   Unrealized loss on securities held for trading ......................           175          1,563
   Deferred income tax provision .......................................            44           (642)
   Minority interest ...................................................           966           --
   Decrease in interest receivable .....................................           127             61
   Increase in interest payable ........................................           893            751
   Purchases of securities held for  trading ...........................      (573,000)      (609,182)
   Decrease in amounts due from brokers ................................          --           11,308
   Proceeds from maturities of securities held for trading .............        41,703         21,103
   Proceeds from sales of securities held for trading ..................       576,105        509,735
   Increase in other assets ............................................        (1,169)          (484)
   Increase in accrued expenses and other liabilities ..................         1,714              4
                                                                             ---------      ---------
     Net cash provided by (used in) operating activities ...............        49,321        (65,637)
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of securities available for sale ...........           420            204
   Change in loans receivable, net .....................................       (98,039)       (41,270)
   Purchases of premises and equipment .................................          (660)        (1,296)
                                                                             ---------      ---------
     Net cash used in investing activities .............................       (98,279)       (42,362)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits ............................................       143,563         31,032
   Increase (decrease) in securities sold under agreements to repurchase      (104,746)        72,714
   Proceeds from stock options exercised ...............................          --            1,074
   Proceeds from Federal Home Loan Bank advances .......................        83,000         55,000
   Proceeds from note payable ..........................................           500          3,000
   Principal repayments on Federal Home Loan Bank advances .............       (69,000)       (55,000)
   Purchase of treasury stock ..........................................          (784)        (1,071)
   Proceeds from issuance of treasury stock ............................            73           --
   Dividends paid on common stock ......................................          (290)          (296)
                                                                             ---------      ---------
     Net cash provided by financing activities .........................        52,316        106,453
                                                                             ---------      ---------
NET  INCREASE (DECREASE) IN CASH AND EQUIVALENTS .......................         3,358         (1,546)
CASH AND CASH EQUIVALENTS
   Beginning of period .................................................        11,779          9,516
                                                                             ---------      ---------
CASH AND CASH EQUIVALENTS
   End of period .......................................................     $  15,137      $   7,970
                                                                             =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid for interest ..............................................     $  23,225      $  21,829
   Cash paid for income taxes ..........................................          --              321

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company
         -----------------------

        Harrington Financial Group, Inc. (the "Company") is a thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and seven full-service branch offices located in Carmel, Fishers, Noblesville and Indianapolis, Indiana, and Mission, Kansas. The Company is a growing community bank with a focus on the origination and management of mortgage loans and securities. The Company also operates a commercial loan division for business customers and owns a 51% interest in Harrington Wealth Management Company, which provides trust, investment management, and custody services for individuals and institutions (see
        Note 2).

        Earnings per Share
        ------------------

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                               Three Months Ended          Nine Months Ended
                                                   March 31,                   March 31,
                                            -----------------------     -----------------------
                                              1999           1998           1999        1998
                                            ---------     ---------     ---------     ---------
Basic earnings per share:
   Weighted average common shares .....     3,205,366     3,339,538     3,220,360     3,282,758
                                            =========     =========     =========     =========

Diluted earnings per share:
   Weighted average common shares .....     3,205,366     3,339,538     3,220,360     3,282,758
   Dilutive effect of stock options (1)          --           6,527          --          38,114
                                            ---------     ---------     ---------     ---------
   Weighted average common and
     incremental shares ...............     3,205,366     3,346,065     3,220,360     3,320,872
                                            =========     =========     =========     =========

        (1) No dilutive effect of stock options for the three and nine months ended March 31, 1999 was used in the calculation as the effects of the stock options were anti-dilutive.

Note 2 - Basis of Presentation
         ---------------------

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

        The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 1999. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1998.

        In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheet as of March 31, 1999 includes 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest" The results of operations for the three and nine months ended March 31, 1999 include 100 percent of the revenues and expenses of HWM from the date of formation and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

Note 3 - Recent Accounting Pronouncements
         --------------------------------

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

        The following is a summary of the Company's total  comprehensive  income
        (loss) for the interim three and nine month periods ended March 31, 1999 and 1998 under SFAS No. 130:

                                                         Three Months Ended        Nine Months Ended
                                                               March 31,                March 31,
                                                          1999        1998          1999        1998
                                                        -------     -------      -------      -------
Net income (loss)                                       $   623     $  (241)     $(1,999)     $  (532)
                                                        -------     -------      -------      -------

Other comprehensive income, net of tax:
  Unrealized gains on securities:
     Unrealized holding gains arising during period           4          35           23           19
                                                        -------     -------      -------      -------
Other comprehensive income                                    4          35           23           19
                                                        -------     -------      -------      -------
COMPREHENSIVE INCOME (LOSS) .......................     $   627     $  (206)     $(1,976)     $  (513)
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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At March 31, 1999, the Company's total assets amounted to $538.3 million, as compared to $484.4 million at June 30, 1998. The $53.9 million or 11.1% increase in total assets during the nine months ended March 31, 1999 was primarily the result of a $97.4 million increase in net loans receivable which was partially offset by a $47.7 million decrease in securities held for trading. The increase in net loans receivable reflected the Company's continuing efforts to increase its retail banking operations, particularly the origination (both directly and through correspondent mortgage banking companies) of single-family residential loans and business loans through its commercial division. Securities held for trading were reduced in accordance with the loan growth. The increase in the Company's assets from June 30, 1998 to March 31, 1999 was funded by a $143.6 million or 80.5% increase in deposits and a $14.0 million or 53.8% increase in Federal Home Loan Bank advances which were partially offset by a $104.7 million or 43.6% decrease in securities sold under agreements to repurchase.

        Minority interest increased $966,000 due to the formation of Harrington Wealth Management (HWM). The financial statements as of and for the three and nine month periods ended March 31, 1999 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

        At March 31, 1999, the Company's stockholders' equity amounted to $19.7 million, as compared to $22.7 million at June 30, 1998. The 13.2% decrease in stockholders' equity was primarily due to the $2.0 million of net loss recognized during the nine month period, the quarterly $0.03 per share payments of cash dividends totaling $290,000, and the repurchase of stock for $784,000 which were partially offset by $73,000 from treasury stock purchased by the Company's employee stock ownership plan. At March 31, 1999, the Bank's Tier 1 core capital amounted to $32.9 million or 6.14% of adjusted total assets, which exceeded the minimum 4.0% requirement by $11.5 million. Additionally, as of such date, the Bank's risk-based capital totaled $33.7 million or 12.44% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $12.0 million.


Results of Operations

        General. The Company reported earnings of $623,000 or $0.19 per share and losses of $2.0 million or $0.62 per share during the three and nine months ended March 31, 1999, as compared to losses of $241,000 or $0.07 per share and $532,000 or $0.16 per share during the prior comparable periods. The $864,000 increase in earnings during the three months ended March 31, 1999, as compared to the same period in the prior year, was primarily due to a $1.3 million increase in realized and unrealized net gains on securities held for trading and a $686,000 increase in net interest income which were partially offset by a $562,000 increase in the Company's income tax provision, a $467,000 increase in operating expenses and a $169,000 increase in the provision for loan losses. The $1.5 million decrease in earnings during the nine months ended March 31, 1999, as compared to the same period in the prior year, was primarily due to a $1.5 million increase in operating expenses, a $414,000 decrease in realized and unrealized net gains on securities held for trading, and a $414,000 increase in the provision for loan losses which were partially offset by a $932,000 decrease in the Company's income tax provision.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three and nine months ended March 31, 1999 and 1998.

                                                           At or for the Three               At or for the Nine
                                                               Months Ended                     Months Ended
                                                                 March 31,                        March 31,
                                                          -------------------------        -----------------------
                                                            1999             1998            1999            1998
                                                          -------          -------         -------          ------
Return on average assets                                    0.45%           (0.17)%         (0.47)%          (0.13)
Return on average equity                                   12.73            (3.88)         (13.43)           (2.86)
Interest rate spread (1)                                    1.29             0.69            0.88             0.88
Net interest margin (2)                                     1.34             0.82            0.92             1.04
Operating expenses to average assets                        1.57             1.23            1.40             1.12
Efficiency ratio (3)                                      125.37           145.33          161.36           106.66
Non-performing assets to total assets                       0.14             0.16            0.14             0.16
Loan loss reserves to non-performing loans                366.82            70.53          366.82            70.53

-----------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.


        Interest Income. Interest income increased by $174,000 or 2.0% during the three months ended March 31, 1999, as compared to the same period in the prior year. This increase was primarily due to a $2.2 million increase in interest income from the loan portfolio and a $461,000 decrease in net interest expense on interest rate contracts maintained in the trading portfolio offset by a $2.5 million decrease in interest from securities held for trading. The increase in interest income on the loan portfolio was a direct result of the $126.4 million increase in the level of the average loan portfolio which was offset by a $140.0 million decrease in the level of the average securities held for trading portfolio.

        Interest income increased by $1.4 million or 5.5% during the nine months ended March 31, 1999, as compared to the same period in the prior year. This increase was primarily due to a $5.3 million increase in interest income from the loan portfolio and a $437,000 decrease on net interest expense on interest rate contracts maintained in the trading portfolio which were partially offset by a $4.1 million decrease in interest income from the Company's investment portfolio and a $252,000 decrease in interest income from deposits. The increase in interest income on the loan portfolio was a direct result of the $104.1 million increase in the level of the average loan portfolio which was partially offset by a 34 basis point decline in the interest yield earned. The decrease in interest income from the Company's investment portfolio was a result of a $61.6 million decrease in the level of the average investment portfolio partially offset by a 25 basis point increase in the interest yield earned. The decrease in interest income from deposits was a result of a $4.0 million decrease in the level of the average interest-bearing deposits and an 89 basis point decline in the interest yield earned.

        Interest Expense. Interest expense decreased by $512,000 during the three months ended March 31, 1999, as compared to the same period in the prior year. This decrease was primarily due to a 39 basis point decrease in the cost of interest-bearing liabilities resulting from an overall decrease in the wholesale and retail funding costs.

        Interest expense increased by $1.6 million during the nine months ended March 31, 1999, as compared to the same period in the prior year. This increase was primarily due to a $41.5 million increase in the level of average interest-bearing liabilities.

        Net Interest Income. Net interest income increased by $686,000 or 61.6% during the three months ended March 31, 1999, as compared to the same period in the prior year. Net interest income decreased by $164,000 or 4.1% during the nine months ended March 31, 1999, as compared to the same period in the prior year.

        Provision for Loan Losses. During the three and nine months ended March 31, 1999, the Company increased the general allowance for loan losses by $169,000 and $414,000, respectively, in response to the substantial loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable. No additional provision for loan losses was made during the three and nine months ended March 31, 1998.

        Other Income (Loss). Total other income (loss) amounted to $1.6 million and ($725,000) during the three and nine months ended March 31, 1999, as compared to $206,000 and ($422,000) during the respective periods in the prior year. This income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

        During the three months ended March 31, 1999, the Company recognized $5.4 million of realized gains on the sale of securities and hedges held for trading which were partially offset by

$4.0 million of unrealized losses on securities and hedges held for trading. During the nine months ended March 31, 1999, the Company recognized $871,000 of realized losses on the sale of securities and hedges held for trading and $175,000 of unrealized losses on securities and hedges held for trading. Losses on hedge contracts during the six months ended December 31, 1998 substantially exceeded gains on mortgage investments, as the spreads between comparable duration U.S. Treasury and mortgage rates increased to the highest level in many years. The primary reasons for the underperformance of mortgages were (1) fears of an unprecedented wave of mortgage refinancings and (2) dramatically increased volatility in many financial markets (stocks, corporate bonds, and emerging markets). This volatility caused a flight to quality that increased risk premiums and widened spreads to comparable Treasury securities in all of these markets, including mortgage securities. During the latter part of the nine months ended March 31, 1999, the spreads on mortgage securities narrowed as markets stabilized. The Company also executed trades between adjustable and fixed rate securities on a hedged basis. These events resulted in hedge gains exceeding the losses on the mortgage investments as rates rose and in a significant improvement in performance.

        During the three and nine months ended March 31, 1998, the Company recognized $2.2 million and $931,000 of realized gains on the sale of securities and hedge contracts held for trading which were offset by $2.1 million and $1.6 million of unrealized losses on securities held for trading.

        Other Expense. Total other expense amounted to $2.2 million and $6.0 million during the three and nine months ended March 31, 1999, as compared to $1.7 million and $4.5 million during the respective periods in the prior year. The increase in total other expense was due to increases in salaries, premises and equipment expense, and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of four new branch offices in the Indianapolis, Indiana area). Furthermore, the Company added a new commercial loan division and an additional branch in Mission, Kansas, which opened in August of 1998. In the March 1999 quarter, expenses also reflected a portion of the training and start-up expenses for the FISERV VISION operating system conversion and other Year 2000 compliance expenses.

        Income Tax Provision (Benefit). The Company recorded an income tax provision of $411,000 during the three months ended March 31, 1999 as compared to an income tax benefit of $151,000 during the respective period in the prior year. For the nine months ended March 31, 1999 and 1998, the Company recorded income tax benefits of $1.3 million and $378,000, respectively.


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

        The total eligible regulatory liquidity of the Bank was 13.3% at March 31, 1999, as compared to 15.6% and 5.3% at June 30, 1998 and 1997, respectively. At March 31, 1999, the Bank's average "liquid" assets totaled approximately $74.7 million, which was $52.2 million in excess of the current OTS minimum requirement.

        At March 31, 1999, the Company's total approved originated loan commitments outstanding amounted to $5.1 million, and the unused lines of credit outstanding totaled $10.1 million. At the same date, commitments outstanding to purchase investment securities and loans were $70.0 million and $2.0 million, respectively. Also at March 31, 1999, the Company had commitments to sell investment securities totaling $10.0 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1999 totaled $138.5 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.


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

         Hardware and software on all PCs have been inventoried and tested. The limited number of PCs and software that were not year 2000 compliant were replaced in the first quarter of calendar year 1999.

         The Company has converted its data service provider to the Vision platform supplied by FISERV. The conversion was accomplished in April of 1999. FISERV has provided the Company with assurances that the Vision product is Year 2000 compliant. One hundred sixty (160) FISERV clients have already tested the Vision platform and did not find any material Year 2000 problems. The Company will be conducting tests in May 1999 on the Vision software system to confirm this compliance.

         Other service providers, such as the Company's financial advisors or the FHLB of Indianapolis, are either Year 2000 compliant or are keeping the Company apprised of their progress towards being Year 2000 compliant. As part of its Year 2000 compliance program, the Company will be monitoring the vendors' progress toward compliance and, if necessary, testing systems to help ensure compliance.


II.      THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The limited number of PCs and software that were not Year 2000 compliant were replaced in the first quarter of calendar year 1999. The cost of replacing these machines and software was approximately $43,500 in capitalized fixed assets in fiscal year 1999.


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


IV.      THE COMPANY'S CONTINGENCY PLAN

DATA SERVICE BUREAU
-------------------

         In the event the data service bureau used by the Bank fails to operate satisfactorily after the turn of the century, the Bank would be forced to operate on a manual system until a conversion could be made to a different service bureau or the existing service bureau corrects its problems. The Bank would establish ledger cards for each customer account and would manually post transactions to the cards each day. Transactions would also be batched and manually posted to the general ledger. The ledger cards would be balanced to the general ledger frequently to provide some assurance that the manual system is functioning accurately.

         The Bank would have to make some temporary changes in its product menu during the time it was operating on a manual system. For instance, the Bank would probably discontinue originating mortgage loans because of the complexities involved with them. The Bank would also stop opening new checking accounts. The Bank might have to convert its existing checking accounts to savings accounts (with appropriate advance notice and disclosures to the customers) so that the Bank could more efficiently process these accounts. The Bank would also have to put a temporary moratorium on ATM transactions because the Bank would be effectively running in an off-line mode.

         Undoubtedly, the Bank would experience significant deposit run-off were the Bank to function in such a limited capacity for any length of time. However, the Bank has a substantial mortgage-backed security portfolio which provides ready liquidity should the need arise to liquidate deposits.

INVESTMENT SECURITIES
---------------------

         The Company has received assurances that the major brokers with which it trades are Year 2000 compliant. Some of the smaller regional brokers have yet to provide these assurances. Beginning in November 1999, the Company will no longer enter into any transactions with regional brokers that are not Year 2000 compliant. In this way, the Company will control its exposure to Year 2000 risks with these brokers. After the turn of the millennium, the Company will carefully evaluate regional brokers individually before resuming business with them.

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

PERSONAL COMPUTERS
------------------

         By the end of the first quarter of calendar year 1999, the Company had replaced or upgraded all of its personal computers that failed Year 2000 compliance tests. Thus, it is expected that the Company's PCs will be in compliance when the century turns. The Company has previously tested the software used on its PCs, and those software packages that did not properly handle the Year 2000 have been replaced.

OTHER VENDORS AND SERVICE PROVIDERS
-----------------------------------

         The Company is closely monitoring all of its other vendors and service providers to determine if they will be Year 2000 compliant on a timely basis. If any vendors or service providers have not yet become Year 2000 compliant by the end of the second quarter of calendar year 1999, the Bank will immediately find a replacement vendor or service provider who is compliant. It is possible, although unlikely, that increased cost to the institution could result from engaging replacement vendors.

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

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        The OTS requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company has contracted with Smith Breeden Associates, Inc. for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, the use of various financial instruments to reduce interest rate risk and assistance in performing the required calculation of the sensitivity of its market value to changes in interest rates. In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans.

        The following table sets forth at March 31, 1999, the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts using the Company's internal market value calculation. This analysis incorporates an option adjusted cashflow discount model for all financial assets and liabilities other than fixed rate mortgages, loans, and securities. For these loans and securities, the Company evaluates the market value changes using time varying empirical (TVE) elasticity analysis. This analysis measures the market value changes of the mortgage investment based on historical price relationships to changes in Treasury rates and other variables. Management believes this empirical based analysis is a valuable and more accurate tool in estimating the level of net market value changes of the mortgage related investment and loan portfolios with fixed rates and will be expanding it to other mortgage instruments in the future.

The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                            -300        -200       -100          -         +100         +200        +300
------------------------------------------------------------------------------------------------------------------------------------
Market value gain (loss) of assets                 $16,333     $19,158    $ 13,198        ---     $(19,129)   $(42,891)   $(69,959)
Market value gain (loss) of liabilities             (4,909)     (3,618)     (2,019)       ---        2,506       5,530       9,059
                                                   -------     -------    --------      -----     --------    --------    --------
Market value gain (loss) of net
   assets before interest rate contracts            11,424      15,540      11,179        ---      (16,623)    (37,361)    (60,900)

Market   value   gain   (loss)   of interest
   rate contracts                                  (28,430)    (20,225)    (11,049)       ---       13,577      29,546      46,972
                                                   -------     -------    --------      -----     --------    --------    --------

Total change in MVPE (2) (Model)                   $17,006     $ 4,685    $    130      $ ---     $( 3,046)   $ (7,815)   $(13,928)
                                                   =======     =======    ========      ======    ========    ========    ========
Change in MVPE as a percent of:
   MVPE (2) (Model)                                  (50.9)%     (14.0)%       0.4%       ---         (9.1)%     (23.4)%     (41.7)%

    Total assets of the Bank                          (3.2)%      (0.9)%       0.0%       ---         (0.6)%      (1.5)%      (2.6)%

(1)  Assumes  an  instantaneous   parallel  change  in  interest  rates  at  all
maturities.
(2) Based on the Bank's pre-tax MVPE of $33.4 million at March 31, 1999.


        Since a large portion of the Company's assets is recorded at market value, the following table is included to show the estimated impact on the Company's equity of instantaneous, parallel shifts in the yield curve, using the methodology described above. The assets and interest rate contracts included in the table below are only those which are either classified by the Company as held for trading or available for sale and, therefore, reflected at market value. Consequently, the Company's liabilities, which are reflected at cost, are not included in the table below. All amounts are shown net of taxes, with an estimated effective tax rate of 39.0%.

Change in Interest Rates
   (In Basis Points)
   (Dollars in Thousands)                        -300           -200         -100         -        +100         +200        +300
-----------------------------------------------------------------------------------------------------------------------------------
After tax market value gain (loss)
   of assets                                   $  5,577       $  6,151     $ 4,151       ---     $ (5,977)    $(13,467)   $(22,083)

After tax market value gain (loss)
   of interest rate contracts                   (10,605)        (7,668)     (4,283)      ---        5,518       12,198      19,670
                                               --------       --------     -------     -----     --------     --------    --------

After  tax gain  (loss)  in  equity  (Model)   $ (5,028)      $ (1,517)    $  (132)     ----     $   (459)    $ (1,269)   $ (2,413)
                                               ========       ========     =======     =====     ========     ========    ========

After tax gain  (loss) in equity as a
   percent of the Company's  equity at
   March 31, 1999                                 (25.5)%         (7.7)%      (0.7)%     ---      (2.3)%          (6.4)%     (12.3)%

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

               None

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

               c) Exhibit 10.7: Terms of Employment between Harrington Bank, FSB and Lawrence T. Loeser dated January 25, 1999

               d)      Exhibit 27:  Financial Data Schedule

               e)      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HARRINGTON FINANCIAL GROUP, INC.




Date:  May 14, 1999                 By: /s/ Craig J. Cerny
                                        ------------------
                                        Craig J. Cerny
                                        President



Date:  May 14, 1999                 By: /s/ Twana L. Cheek
                                        ------------------
                                        Twana L. Cheek
                                        Principal Financial & Accounting Officer