Form 10-K405
period 1999-06-30
HARRINGTON FINANCIAL GROUP INC
filed 1999-09-28
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 16, 1999, the aggregate value of the 904,530 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,300,852 shares held by all directors and executive officers of the Registrant as a group, was approximately $6.8 million. This figure is based on the last known trade price of $7.50 per share of the Registrant's Common Stock on September 16, 1999.

Number of shares of Common Stock outstanding as of September 16, 1999:
3,205,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1999 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.         Business

General

         Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The Bank is a federally chartered savings bank which conducts business through eight full-service offices located in Carmel, Fishers, Noblesville, Indianapolis, and Richmond, Indiana, and Mission, Kansas. In addition, the Bank opened its first full service banking facility in Chapel Hill, North Carolina in July of 1999.

         The  Company  was  organized  in  March  1988 in  connection  with  its acquisition of the Bank. The Bank was originally organized in 1889 as an Indiana-chartered savings association under the name "The Peoples Home and Savings Association of Richmond, Indiana." In 1936, the Bank obtained federal insurance and in 1984 adopted a federal charter and changed its name to "Peoples Federal Savings Association." In 1985, the Bank converted from mutual to stock form and, in March 1994, changed its name to "Harrington Bank, FSB." On May 6, 1996, the Company sold 1,265,000 shares of common stock at $10.00 per share to investors in an initial public offering resulting in gross proceeds of $12,650,000 to the Company. Net proceeds to the Company after offering expenses were $11,437,000. At June 30, 1999, the Company had total consolidated assets of $471.3 million, total consolidated borrowings of $114.2 million, total consolidated deposits of $333.2 million, and total consolidated stockholders' equity of $19.1 million.

         The Company was organized in March 1988 by certain principals of Smith Breeden Associates, Inc. ("Smith Breeden") for the sole purpose of acquiring the Bank. This investor group purchased the Bank with the intention of expanding the Bank's mortgage originations, investment and retail operations and improving the Bank's return on equity. The Company has contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain stockholders and directors of the Company are also principals of Smith Breeden. Smith Breeden has a commercial loan outstanding with the Bank at June 30, 1999.

         The Company's business strategy focuses on achieving attractive returns consistent with prudent risk management. The Company has sought to implement this strategy by (1) expanding its banking locations and product offerings in order to build a strong community banking franchise primarily through de novo branching; (2) controlling interest rate risk by matching the interest rate sensitivity of its assets to that of its liabilities; (3) controlling credit risk by maintaining a substantial portion of the Company's assets in mortgage-backed securities and single-family residential loans and by applying conservative underwriting standards and credit risk monitoring; and (4) utilizing excess capital balances through the management of a hedged investment portfolio.

Highlights of the principal elements of the Company's business strategy are as follows:

o Expand Banking Locations and Product Offerings. An integral part of the Company's strategy is to increase the Bank's emphasis on opportunistically expanding products, services and banking locations for business and retail customers in markets where the Company's management and directors have market knowledge and customer relationship potential. A total of seven new banking locations were opened since May 1994, with one being opened in fiscal year 1999. The Company's primary lending emphasis is on the origination (both directly and through correspondents) of loans secured by first liens on single-family (one-to-four units) residences. Originations of such loans have increased from $37.2 million during fiscal 1997 to $106.2 million during fiscal 1999. See "- Lending Activities." In addition, the Company's retail deposits (including transaction accounts and retail certificates of deposit) have increased from $123.5 million or 90.7% of total deposits at June 30, 1997 to $320.8 million or 96.3% of total deposits at June 30, 1999. See "- Sources of Funds - Deposits." The Company believes that single-family residential loan originations generally offer attractive risk adjusted returns and, with respect to direct originations, allow the Company to establish a relationship with the underlying borrower which the Company can utilize to cross-sell additional products and services. In addition, the Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income, and also permit the further cross selling of additional products and services. Consequently, the Company expects to continue to focus on increasing its retail deposit base and its portfolio of single-family residential loans. Furthermore, the Company has developed a commercial lending division to provide funding to commercial borrowers and to increase business deposits. The Company also formed Harrington Wealth Management Company ("HWM") in February 1999. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust, investment management, and custody services for individuals and institutions.

o Control Interest Rate Risk. The Company attempts to manage its assets and liabilities in order to maintain a portfolio which produces positive returns in either an increasing or decreasing interest rate environment. The Company has sought to control interest rate risk both internally through the management of the composition of its assets and liabilities and externally through the utilization of interest rate contracts. Interest rate contracts, along with mortgage backed derivative securities, are purchased with the intention of protecting the market value of the Bank's portfolio and net interest income.

         The Company marks a substantial portion of its assets and interest rate contracts to market in order to fully account for the market value changes in the Company's investment portfolio. This method of accounting is consistent with the Company's strategy of active portfolio management and provides the Company with the flexibility to quickly adjust the mix of its interest-earning assets in response to changing market conditions or to take advantage of community banking growth opportunities. The Company recognizes that marking substantially all of its assets to market subjects the Company to potential earnings volatility. Market value volatility is not unique to the Company as most unhedged financial institutions have even greater volatility in market values. The difference is that the Company reflects the changes in market values directly in earnings, while most other institutions do not.

o Control Credit Risk. In order to limit the Company's credit exposure and as part of its strategy to earn a positive interest rate spread, the Company maintains a substantial portion of its assets in mortgage-backed and related securities, which are primarily issued or guaranteed by U.S. Government agencies or government sponsored enterprises, and single-family residential loans. At June 30, 1999, the Company's investment in mortgage-backed and related securities amounted to $180.1 million or 98.0% of the Company's securities portfolio (both held for trading and available for sale) and 38.2% of the Company's total assets. In addition, as of such date, the Company's investment in single-family residential loans amounted to $216.5 million or 45.9% of total assets. See "- Lending" and "- Investment Activities."

o Utilize Excess Capital Balances. The Company utilizes excess capital balances through the management of a hedged investment portfolio primarily consisting of mortgage backed securities. Although mortgage-backed securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets, as they have underlying insurance or guarantees, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. The funds invested in the securities portfolio can be quickly redeployed to pursue community bank expansion opportunities as they arise.

         The Company's primary goal in fiscal years 1999 and 1998 was to improve the value of the banking franchise through profitable deposit, loan, market and business line expansion. The market expansion into Kansas and North Carolina and the establishment of the necessary infrastructure were substantially completed during fiscal years 1999 and 1998. The recent losses are due primarily to the underperformance of the investment portfolio combined with the necessary investment spending to complete the market expansion and develop the infrastructure to support continued growth into the future. With the foundation now in place for its community banks in Indiana, Kansas and North Carolina, the Company is making marked improvement in its core banking income (net interest income after provision for loan losses plus fees minus operating expenses). Net interest income has increased by $1.2 million over fiscal year 1998, which reflects the tremendous growth in the Company's loan portfolio and deposits. Furthermore, the core income deficit has been reduced from $1.1 million in the June 1998 quarter to $219,000 in the June 1999 quarter. Contributing to this margin improvement is a lower cost of deposits compared to initial promotional levels, falling from 5.50% at June 30, 1998 to 4.80% at June 30, 1999. The net interest margin also increased from 0.69% in the June 1998 quarter to 1.77% in the June 1999 quarter.

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

Investment Advisor

         Smith Breeden is a money management and consulting firm providing investment management services to taxable and tax-exempt clients such as corporate, state and municipal pension funds, university endowments and mutual fund investors and consulting and investment advisory services to taxable financial institutions. Smith Breeden specializes in mortgage-backed and related securities, interest rate risk management, and the application of option pricing to loans and investments. Smith Breeden currently advises, or manages on a discretionary basis, assets totaling over $24 billion. Over the past 17 years, the firm has acted as a consultant to banks, thrifts and governmental agencies charged with the regulation of financial institutions and the resolution of troubled thrifts.

         Smith Breeden was co-founded in 1982 by Douglas T. Breeden and Gregory Smith, who retired in 1988. Dr. Breeden is Chairman of the Board of the Company. He previously served on the faculty at Massachusetts Institute of Technology, the University of Chicago, Stanford University, where he obtained his Ph.D. in Finance, and Duke University's Fuqua School of Business. He is editor of the Journal of Fixed Income.
-----------------------

         Since 1988, Smith Breeden and certain of its principals have made equity investments in financial institutions that apply the firm's approach to banking and investment management. Certain of the principals of Smith Breeden are investors in a number of banks and thrift institutions.

         Smith Breeden is based in Chapel Hill, North Carolina, and employs approximately 85 people in its main office and its offices in Overland Park, Kansas; Dallas, Texas; Boulder, Colorado and Los Angeles, California.

Lending Activities

         General. At June 30, 1999, the Bank's net loan portfolio totaled $259.7 million, representing approximately 55.1% of the Company's $471.3 million of total assets at that date. In addition to utilizing option-adjusted pricing analysis in order to manage the Company's investment portfolio, the Company also uses such analysis to price its loan originations and ascertain the net spread expected to be earned with respect to the Bank's loan portfolio. The Bank's primary focus with respect to its lending operations continues to be in the direct origination and servicing of single-family residential mortgage loans. Since fiscal 1995, the Bank has also been active in originating whole residential mortgage loans through correspondents which meet its pricing and credit quality objectives. In the latter part of fiscal year 1998, the Company initiated the development of a commercial loan division. The Company's origination of commercial mortgage and commercial and industrial loans provides further diversification of business lines and fulfills a critical component of the Company's community banking strategy. Currently, approximately 83.5% of the Bank's loan portfolio consists of conventional loans, which are loans that are neither insured by the Federal Housing Administration nor partially guaranteed by the Department of Veterans Affairs.

         The risks associated with residential mortgage lending are well defined and controllable. Credit risk is controlled through the adherence, with few exceptions, to secondary market underwriting guidelines. In addition, the commercial real estate loans and collateralized commercial loans are underwritten to comply with stringent internal guidelines. A strong internal loan review program monitors compliance with the Bank's underwriting standards, which is reflected by the low level of non-performing assets. See - "Asset Quality - Non-Performing Assets." Market risk is controlled by a disciplined approach to pricing and by regular monitoring and hedging of the institution's overall sensitivity to interest rate changes.

         As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Company estimates that at June 30, 1999, approximately 86% of the loans in the Bank's portfolio are to customers located in the immediate market areas of its offices in Richmond and Indianapolis, Indiana as well as Mission, Kansas and Chapel Hill, North Carolina.

         Although the Bank has historically originated loans with lesser dollar balances than the maximum permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 1999, the Bank's regulatory limit on loans-to-one borrower was $5.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $2.8 million, $2.8 million, $2.6 million, $2.3 million and $2.0 million. All five of the Bank's largest loans or groups of loans are secured primarily by commercial real estate or commercial business assets and were performing in accordance with their terms at June 30, 1999.

         Loan  Portfolio  Composition.   The  following  table  sets  forth  the
composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                          June 30,
                                    ---------------------------------------------------------------------------------------
                                              1999                         1998                           1997
                                    --------------------------  ----------------------------  -----------------------------
                                      Amount        Percent        Amount         Percent         Amount         Percent
                                    ------------   -----------  --------------  ------------  ----------------  -----------
                                                                   (Dollars in Thousands)
Single-family residential (1)        $216,511          83.5%     $154,336           94.6%       $91,140             97.2%
Commercial real estate (2)             16,707           6.4         3,522            2.2            258              0.3
                                     --------         -----      --------          -----        -------            -----
     Total real estate loans          233,218          89.9       157,858           96.8         91,398             97.5
Collateralized commercial loans        17,071           6.6         1,201            0.7            --               --

Consumer loans:
     Deposit secured                      426           0.2           221            0.1            252              0.2
     Home improvement/equity            5,443           2.1         3,536            2.2          2,136              2.3
     Automobile                         2,811           1.1            13            --             --               --
     Other                                369           0.1           240            0.2            --               --
                                     --------         -----      --------          -----        -------            -----
       Total consumer loans             9,049           3.5         4,010            2.5          2,388              2.5
                                     --------         -----      --------          -----        -------            -----
         Total loans                  259,338         100.0%      163,069          100.0%        93,786            100.0%
                                                      =====                        =====                           =====
Less:
     Unamortized push-down
       accounting adjustment (3)          (54)                       (113)                         (136)
     Unamortized discount on loans         --                          --                            --
     Undisbursed funds (4)                 (2)                         (6)                           (9)
     Deferred loan origination
       (fees) costs                     1,260                         956                           530
     Allowance for loan losses           (868)                       (360)                         (213)
                                     --------                    --------                       -------
       Net loans                     $259,674                    $163,546                       $93,958
                                     ========                    ========                       =======

                                                            June 30,
                                    -------------------------------------------------------
                                              1996                         1995
                                    --------------------------  ---------------------------
                                       Amount        Percent       Amount        Percent
                                    --------------  ----------  -------------  ------------
                                                     (Dollars in Thousands)
Single-family residential (1)         $64,899           97.8%       $35,998          96.1%
Commercial real estate (2)                441            0.7            711           1.9
                                      -------          -----        -------         -----
     Total real estate loans           65,340           98.5         36,709          98.0
Collateralized commercial loans
                                          --             --             --            --
Consumer loans:
     Deposit secured                      267            0.4            255           0.7
     Home improvement/equity              732            1.1            498           1.3
     Automobile                           --             --             --            --
     Other                                --             --             --            --
                                      -------          -----        -------         -----
       Total consumer loans               999            1.5            753           2.0
                                      -------          -----        -------         -----
         Total loans                   66,339          100.0%        37,462         100.0%
                                                       =====                        =====
Less:
     Unamortized push-down
       accounting adjustment (3)         (182)                        (350)
     Unamortized discount on loans         (7)                         (13)
     Undisbursed funds (4)               (420)                         (43)
     Deferred loan origination
       (fees) costs                       315                            75
     Allowance for loan losses           (120)                        (121)
                                      -------                       -------
       Net loans                      $65,925                       $37,010
                                      =======                       =======

------------------------------------

(1) Includes single-family residential construction loans. At June 30, 1999, the Bank had $545,000 in single-family residential and $1.2 million in commercial real estate construction loans in process.

(2)      Includes  $63,000,  $224,000,   $258,000,  $291,000,  and  $321,000  of
         mortgage revenue bonds secured by commercial real estate at each of the respective dates.

(3) Reflects the balance of the fair value adjustments made on the loan portfolio as a result of the completion in September 1988 of the Company's acquisition of the Bank, which acquisition was accounted for under the purchase method of accounting.

(4)      Includes undisbursed funds relating to construction loans.

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items.

                                                              Due After            Due After
                                       Due in One            One to Five          Five or More
                                      Year or Less              Years                Years                Total
                                   --------------------    -----------------    ------------------    ---------------
                                                                      (In Thousands)
 Single-family residential            $       11             $    425             $ 216,075              $ 216,511
 Commercial                               10,134                6,003                17,641                 33,778
 Consumer                                    340                3,462                 5,247                  9,049
                                         -------              -------             ---------              ---------
      Total                              $10,485              $ 9,890             $ 238,963              $ 259,338
                                         =======              =======             =========              =========

         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 1999, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                           Floating or
                                                  Fixed Rates           Adjustable-Rates                 Total
                                               ------------------     -----------------------      -------------------
                                                                          (In Thousands)
Single-family residential                         $ 184,370                 $  32,130                  $ 216,500
Commercial                                           17,927                     5,717                     23,644
Consumer                                             5,438                      3,271                     8,709
                                                  ---------                 ---------                  ---------
    Total                                         $ 207,735                 $  41,118                  $ 248,853
                                                  =========                 =========                  =========

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

         Mortgage loan applications are reviewed by Bank employees who have approval authority up to designated limits. All loans in excess of an individual's designated limits are referred to the Bank's Loan Committee, which has approval authority for all loans up to $1.0 million. Any loans exceeding $1.0 million (of which, at June 30, 1999, there were nine) must be approved by the Board of Directors of the Bank. In addition, the Board of Directors of the Bank ratifies all loans originated and purchased by the Bank.

         The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. From fiscal 1991 to fiscal 1993, the Bank sold substantially all of its fixed-rate single-family residential loans to FNMA in the secondary market as a means of generating fee income as well as providing additional funds for lending, investing and other purposes. Sales of loans were generally under terms which did not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. With respect to such loan sales, the Company generally retained responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sold, and received a fee for performing these services. At June 30, 1999, the Company was servicing $2.0 million of loans for others.

         During fiscal year 1994, the Bank initiated programs to increase its portfolio of single-family residential loans in accordance with its community banking expansion. In addition, during fiscal 1995, the Bank began originating single-family residential loans through correspondent mortgage banking companies. Currently, the Bank is utilizing mortgage banking companies located in Indianapolis, Indiana and Overland Park, Kansas. The Bank requires that all loans originated through correspondents be underwritten in accordance with its underwriting guidelines and standards. The Bank reviews the loans for adherence to its underwriting standards prior to acceptance from the correspondent. Such loans are obtained with servicing released.

         The following table sets forth the loan origination activity of the Company during the periods indicated.

                                                                           Year Ended June 30,
                                                    -------------------------------------------------------------------
                                                           1999                    1998                   1997
                                                    --------------------    -------------------    --------------------
                                                                           (Dollars in Thousands)
Direct loan originations:
  Single-family residential                               $ 66,644                $39,772                 $12,615
  Commercial                                                51,585                  4,506                      --
  Consumer                                                   9,967                  4,355                   2,931
                                                          --------                -------                 -------
    Total loans originated
      directly                                             128,196                 48,633                  15,546
Originations by
  correspondents (1)                                        39,523                 47,921                  24,545
                                                          --------                -------                 -------
    Total loans originated                                 167,719                 96,554                  40,091
Loan principal reductions                                  (71,450)               (27,271)                (12,644)
                                                          --------                -------                 -------
Net increase in loan portfolio                            $ 96,269                $69,283                 $27,447
                                                          ========                =======                 =======

----------------------------------------------

(1)      Consisted solely of single-family residential loans.


         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 1999,

$216.5 million or 83.5% of the Bank's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

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

         Since the early 1980s, the Bank has also been offering adjustable-rate single-family residential mortgage loans. Such loans generally have up to 30-year terms and an interest rate which adjusts after one, three or five years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 12.4% of the single-family residential loans in the Bank's loan portfolio at June 30, 1999 had adjustable interest rates.

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

         Although the Bank does not emphasize the origination of residential construction loans, in recent years the Bank has occasionally originated loans in its primary market area to construct single-family residences. At June 30, 1999, the Bank had $545,000 in single-family residential and $1.2 million in commercial real estate construction loans in process.

         Commercial Real Estate Loans. At June 30, 1999, $16.7 million or 6.4% of the Bank's total loan portfolio consisted of loans secured by commercial real estate. At June 30, 1999, the Bank's commercial real estate loan portfolio included term loans secured by commercial buildings located within the Company's primary market areas.

         Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. During the latter part of the 1998 fiscal year, the Bank developed a commercial lending division by implementing the necessary policies, operating procedures, loan systems and hiring support personnel. These loans are made in conformance with strict underwriting guidelines and adherence to the Bank's policies.

         Collateralized Commercial Loans. At June 30, 1999, $17.1 million or 6.6% of the Bank's total loan portfolio consisted of collateralized commercial loans. These collateralized loans consist of both term loans as well as lines of credit which are secured by business assets or stock.

         As previously mentioned, the Bank's recent development of the commercial lending division allows for the origination of non-real estate business loans in strict compliance with the Bank's underwriting standards. Collateralized commercial lending also entails different and significant risks in relation to single-family residential lending.

         Consumer Loans. The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally have higher interest spreads than mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, home improvement loans and deposit account secured loans. At June 30, 1999, $9.0 million or 3.5% of the Bank's total loan portfolio consisted of consumer loans.

         Home equity loans and lines of credit are originated by the Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home improvement loans in amounts up to 95% of the appraised value, less the amount of any existing prior liens on the property, provided the loan is guaranteed by an approved insurer. Home equity loans and home improvement loans have a maximum term of twenty years and carry fixed interest rates. Home equity lines of credit have a maximum repayment term of 10 years, a five-year term with respect to draws, and carry interest rates which adjust monthly in accordance with a designated prime rate. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. At June 30, 1998, home equity loans and lines of credit and home improvement loans totaled $5.4 million or 60.2% of the Bank's total consumer loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $426,000 or 4.7% of the Bank's total consumer loan portfolio at June 30, 1999. Such loans are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

         During fiscal year 1998, the Bank expanded its consumer loan products to include automobile and personal loans. As of June 30, 1999, these other loans amounted to $3.2 million or 35.1% of the Bank's total consumer loan portfolio.

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

         Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of transfer. A loan charge-off is recorded for any write-down in the loan's carrying value to fair value at the date of transfer. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

         Automobiles acquired through repossession are carried at the lower of the loan's unpaid principal balance (cost) or fair value based on current National Automobile Dealers Association valuation, adjusted for any damage or vandalism. A loan charge-off is recorded for any write-down in the loan's carrying value to fair value at the date of transfer. Loss provisions are recorded if the fair value of the automobile subsequently declines below the value determined at the recording date. After repossession, costs relating to holding the automobile are charged against earnings as incurred.

         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. The Bank did not have any troubled debt restructuring at any of the periods presented.

                                                                       June 30,
                                    --------------------------------------------------------------------------------
                                        1999             1998             1997            1996             1995
                                    -------------    -------------    -------------   --------------   -------------
                                                                (Dollars in Thousands)
Non-accruing loans:
    Single-family residential           $  70            $ 285           $  336          $  261           $  350
    Consumer                                6               --               --              --               --
    Commercial                             --               --               --              --               --
                                        -----            -----           ------          ------           ------
    Total non-accruing loans               76              285              336             261              350
Accruing loans greater than
    90 days delinquent                     --               --               --              --               --
                                        -----            -----           ------          ------           ------
      Total non-performing loans           76              285              336             261              350
Real estate owned                          --               18               --              --               --
Repossessed automobiles                    22               --               --              --               --
Other non-performing assets (1)           502              587              789           1,088            1,415
                                        -----            -----           ------          ------           ------
      Total non-performing assets       $ 600            $ 890           $1,125          $1,349           $1,765
                                        =====            =====           ======          ======           ======
      Total non-performing loans
        as a  percentage  of total
        loans                            0.03%            0.17%            0.36%           0.40%            0.95%
                                         ====             ====             ====            ====             ====
      Total non-performing assets
        as a percentage of total
        assets                           0.13%            0.18%            0.25%           0.32%            0.59%
                                         ====             ====             ====            ====             ====

-----------------------------------

(1)      Consists of a non-agency participation  certificate.  See "- Classified
         Assets."

         The interest income that would have been recorded during the years ended June 30, 1999, 1998, 1997, 1996 and 1995 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $1,000, $15,000, $6,000, $6,000 and $13,000, respectively.

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

         The Bank's classified assets at June 30, 1999 consisted of $1.1 million of assets classified as substandard (including $612,000 of loans and $502,000 of securities) and one loan in the amount of $2,000 was classified as doubtful. In addition, at June 30, 1999, $4.3 million of the Bank's loans were designated special mention.

         The $502,000 of securities classified as substandard at June 30, 1999 relates to a single non-agency participation certificate which was purchased by the Bank during fiscal 1991. The security was issued by a savings institution located in Huntington Beach, California and the underlying mortgages consist of six-month adjustable-rate notes (priced off of LIBOR) which are secured by single-family properties located in southern California. As of June 30, 1999, approximately 9.0% of the underlying mortgages were at least 30 days past due and/or in foreclosure or already foreclosed upon by the servicer. The security was structured into both senior and subordinate classes and the Bank owns only senior classes. As of June 30, 1999, the pool had cumulative realized losses of $23.5 million which were initially absorbed by certain credit supports and subsequently absorbed by subordinate certificate holders. Currently, senior certificate holders (such as the Bank) are having to absorb the losses. The credit supports, which totaled $11.0 million at the date of issuance, had been depleted as of June 30, 1999. The security is currently held in the Bank's available for sale portfolio and its $502,000 carrying value at June 30, 1999 reflects $41,000 of net unrealized gains as of such date as well as $414,000 and $253,000 of write-downs with respect to such security which were recognized by the Bank during fiscal 1995 and 1994, respectively.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                 Year Ended June 30,
                                   ----------------------------------------------------------------------------------
                                        1999            1998           1997              1996               1995
                                    -------------   -------------   ------------    ---------------    --------------
                                                                 (Dollars in Thousands)
   Total loans outstanding, net      $259,674        $163,546         $93,958         $65,925            $37,010
                                     ========        ========         =======         =======            =======
   Average loans outstanding, net    $223,174        $116,982         $78,545         $52,399            $25,467
                                     ========        ========         =======         =======            =======
   Balance at beginning of period    $    360        $    213         $   120         $   121            $   106
   Charge-offs:
     Single-family residential             --              --              --              --                 --
     Commercial real estate                --              --              --              --                 --
     Consumer                              --              --              --              --                 --
                                     --------        --------         -------         -------            -------
       Total charge-offs                   --              --              --              --                 --
   Recoveries:
    Single-family residential               1              --              --              --                 --
     Consumer                              --              --              --              --                 --
                                     --------        --------         -------         -------            -------
       Total recoveries                     1              --              --              --                 --
                                     --------        --------         -------         -------            -------
   Net charge-offs                         (1)             --              --              --                 --
   Provision (recovery) for loan
   losses                                 509             147              93              (1)                15
                                     --------        --------         -------         -------            -------
   Balance at end of period          $    868        $    360         $   213         $   120            $   121
                                     ========        ========         =======         =======            =======
   Allowance for loan losses as a
     percent of total loans
     outstanding                          0.3%            0.2%            0.2%            0.2%               0.3%
                                          ===             ===             ===             ===                ===
   Ratio of net charge-offs to
     average loans outstanding             --%             --%             --%             --%                --%
                                          ===             ===             ===             ===                ===

         The Bank established provisions (recoveries) for loan losses of $509,000, $147,000, $93,000, $(1,000) and $15,000 during the years ended June
30, 1999, 1998, 1997, 1996 and 1995, respectively. During such periods, loan charge-offs (net of recoveries) amounted to $(1,000), $0, $0, $0 and $0, respectively. The increases in the provision for loan losses during the periods presented were due to substantial growth in the Company's mortgage, consumer and commercial loan portfolios.

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan categories at the dates indicated.

                                                                  June 30,
                           -----------------------------------------------------------------------------------------
                                      1999                          1998                           1997
                           ---------------------------  -----------------------------  -----------------------------
                                          Percent of                    Percent of                     Percent of
                                           Loans in                      Loans in                       Loans in
                                             Each                          Each                           Each
                                         Category to                    Category to                    Category to
                             Amount      Total Loans       Amount       Total Loans       Amount       Total Loans
                           ------------  -------------  -------------  --------------  -------------  --------------
                                                           (Dollars in Thousands)
Single-family  residential       $ 377          43.4%          $ 302          83.9%           $ 188          97.2%
loans
Commercial loans                   411          47.4              43          11.9               10           0.3
Consumer loans                      80           9.2              15           4.2               15           2.5
                                 -----         -----           -----         -----            -----         -----
     Total                       $ 868         100.0%          $ 360         100.0%           $ 213         100.0%
                                 =====         =====           =====         =====            =====         =====



                                                        June 30,
                             -------------------------------------------------------------
                                         1996                           1995
                             -----------------------------  ------------------------------
                                             Percent of                      Percent of
                                              Loans in                        Loans in
                                                Each                            Each
                                             Category to                     Category to
                                Amount       Total Loans       Amount        Total Loans
                             -------------  --------------  -------------   --------------
                                                 (Dollars in Thousands)
Single-family  residential           $ 95          97.8%          $ 96             96.1%
loans
Commercial loans                       10           0.7             10              1.9
Consumer loans                         15           1.5             15              2.0
                                    -----         -----          -----            -----
     Total                          $ 120         100.0%         $ 121            100.0%
                                    =====         =====          =====            =====

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

         Mortgage-Backed and Related Securities. At June 30, 1999, the Company's mortgage-backed and related securities portfolio (including $12.2 million of mortgage-backed derivative securities) amounted to $180.1 million or 98.0% of the Company's securities portfolio (both held for trading and available for sale) and 38.2% of the Company's total assets. By investing in mortgage-backed and related securities, management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

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

         The OTS has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as interest-only and principal-only strips) which possess average life or price volatility materially different from benchmark fixed-rate 30-year mortgage-backed securities are "high risk mortgage securities," and must be carried in the institution's trading account or as assets held for sale, and therefore marked to market on a regular basis. At June 30, 1999, $12.0 million or 6.7% of the securities held in the Company's portfolio consisted of such "high risk mortgage securities," as defined in such policy statement. However, the Bank is in compliance with this OTS policy statement since all of such securities are held in the Company's trading account and marked to market on a regular basis in accordance with generally accepted accounting principles.

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

         Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual mortgage loans (which enhances the Company's ability to actively manage its portfolio) and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1999, $65.6 million or 35.7% of the Company's mortgage-backed and related securities were pledged to secure various obligations of the Company (such as reverse repurchase agreements and interest rate swaps). In addition, in relation to the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a relatively low level of operating expenses. Furthermore, mortgage-backed derivative securities are often utilized by the Company to internally hedge its interest rate exposure and can be attractive alternatives to other hedge vehicles when their option-adjusted spreads are abnormally wide.

         The following table sets forth information relating to the amortized cost and fair value of the Company's securities held for trading and securities available for sale portfolios.

                                                                                    June 30,
                                              --------------------------------------------------------------------------------------
                                                       1999                         1998                          1997
                                              -------------------------  ----------------------------  -----------------------------
                                               Amortized     Fair         Amortized        Fair         Amortized         Fair
                                                   Cost      Value           Cost          Value           Cost          Value
                                              ----------- -------------  -------------  -------------  -------------- --------------
                                                                                 (In Thousands)
  Securities held for trading:
    FHLMC participation certificates          $ 69,114     $ 67,850      $ 50,555        $ 51,229      $ 41,194        $ 41,516
    FNMA participation certificates             28,034       27,599        57,252          58,244        68,800          69,355
    GNMA participation certificates             37,986       38,116       142,951         144,219       165,894         168,102
    Commercial participation certificates       34,896       33,808        17,540          17,788            --              --
    Non-agency participation certificates           --           --         1,884           1,875         2,545           2,502
                                              --------     --------      --------        --------      --------        --------
      Total mortgage-backed securities         170,030      167,373       270,182         273,355       278,433         281,475
                                              --------     --------      --------        --------      --------        --------
    Collateralized mortgage obligations         10,738       11,069        10,930          11,414        25,789          26,032
    Residuals                                      205          226           309             364           508           1,036
    Interest-only strips                           818          377         1,118             518         2,028           1,449
    Principal only strips                          403          506           599             718           821             860
                                              --------     --------      --------        --------      --------        --------
      Total mortgage-backed
        derivative securities                   12,164       12,178        12,956          13,014        29,146          29,377
                                              --------     --------      --------        --------      --------        --------
    Interest rate swaps                             --         (175)           --            (397)           --             581
    Interest rate collar                             4            4            38             (22)           50              (8)
    Interest rate caps                           1,744          587         2,384             227         3,025           1,545
    Interest rate floors                         3,821        4,382         3,410           4,440         3,916           3,541
    Options                                        298          328            68              50            78              24
    Futures                                         --       (1,611)           --            (257)           --             356
                                              --------     --------      --------        --------      --------        --------
      Total interest rate contracts              5,867        3,515         5,900           4,041         7,069           6,039
                                              --------     --------      --------        --------      --------        --------
    Equity securities                               69          134            99             199           305             464
                                              --------     --------      --------        --------      --------        --------
      Total securities held for trading       $188,130     $183,200      $289,137        $290,609      $314,953        $317,355
                                              ========     ========      ========        ========      ========        ========

  Securities available for sale:
    Non-agency participation
      certificates                            $    461     $    502      $    605        $    587      $    866        $    790
                                              --------     --------      --------        --------      --------        --------
      Total mortgage-backed securities             461          502           605             587           866             790
    Municipal bonds                                ---          ---           319             335           317             335
                                              --------     --------      --------        --------      --------        --------
      Total securities available for sale     $    461     $    502      $    924        $    922      $  1,183        $  1,125
                                              ========     ========      ========        ========      ========        ========

         The following table sets forth the fair value of the Company's securities activities (both held for trading and available for sale) for the periods indicated:

                                                         At or For the Years
                                                           Ended June 30,
                                              -----------------------------------------
                                                 1999            1998            1997
                                              ---------       ---------       ---------
                                                           (In Thousands)
 Beginning balance                            $ 291,531       $ 318,480       $ 321,897
                                              ---------       ---------       ---------
   Mortgage-backed securities purchased-
     held for trading                           776,200         653,403         890,623
   Collateralized mortgage obligations
     purchased - held for trading                  --              --            19,823

   Mortgage-backed derivative securities
     purchased - held for trading                 1,777            --              --
   Interest rate contracts purchased
     - held for trading                           2,283           1,808           3,320
   Equity securities purchased -
     held for trading                              --             2,000            --
                                              ---------       ---------       ---------
     Total securities purchased                 780,260         657,211         913,766
                                              ---------       ---------       ---------
 Less:
   Sale of mortgage-backed securities
     - held for trading                         830,228         634,099         887,468
   Sale of collateralized mortgage
     obligations - held for trading                --            15,335            --
   Sale of mortgage-backed derivative
     securities - held for trading                1,720             628             625
   Sale of interest rate contracts -
     held for trading                              --               113             132
   Sale of equity securities -
     held for trading                                30           2,205             204
                                              ---------       ---------       ---------
     Total securities sold                      831,978         652,380         888,429
                                              ---------       ---------       ---------
 Less proceeds from maturities of
   securities                                    51,865          28,697          27,277
 Realized gain (loss) on sale of
   securities held for trading                    4,755            (775)         (1,623)
 Unrealized gain (loss) on securities
   held for trading                              (6,402)           (930)          2,117
 Change in net unrealized gain (loss)
    on securities available for sale                 25              56             (46)
 Amortization of premium                         (2,624)         (1,434)         (1,925)
                                              ---------       ---------       ---------
 Ending balance                               $ 183,702       $ 291,531       $ 318,480
                                              =========       =========       =========

         At June 30, 1999, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of twenty years. The actual maturity of a mortgage-backed or related security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At June 30, 1999, of the $180.1 million of mortgage-backed and related securities held by the Company, an aggregate of $146.8 million were secured by fixed-rate mortgage loans and an aggregate of $33.3 million were secured by adjustable-rate mortgage loans.

         Other Securities. Other securities owned by the Company at June 30, 1999 include various interest rate risk management contracts, including interest rate swaps, collars, caps, floors, options and futures and equity securities. At June 30, 1999, the carrying value of the Company's interest rate contracts and equity securities amounted to $3.5 million and $134,000, respectively. See Note 2 to the Notes to Consolidated Financial Statements.

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

         Deposits. The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers' needs. The Bank's current deposit products include statement savings accounts, negotiable order of withdrawal ("NOW") and demand deposit accounts ("DDA"), money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from seven days to 10 years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo (generally greater than $95,000) certificates, inverse variable-rate certificates and brokered certificates of deposit.

         The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of value-added products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Management estimates that as of June 30, 1999, non-retail deposit accounts totaled $12.4 million or 3.7% of the Bank's total deposits. These non-retail deposits consist largely of jumbo certificates of deposit and inverse variable-rate certificates (which are obtained through brokers). The Bank's jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank. The Bank's inverse variable-rate certificates carry rates which fluctuate inversely with respect to the three month LIBOR rate. For example, if LIBOR rates of interest increase, the rates on the inverse variable-rate certificates would decrease, while if market rates of interest decrease, the rates on the inverse variable-rate certificates would increase. As a result, the Bank would generally be paying a higher rate on such certificates during a declining interest rate environment. The Bank offers inverse variable-rate certificates when they represent a lower cost source of funds to comparable duration funding sources. Retail deposits increased $154.0 million, from $166.8 million at June 30, 1998 to $320.8 million at June 30, 1999, primarily due to the Company's strategy of rapidly building a community banking franchise which included the opening of the Kansas branch in August of 1998.

         The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.

                                                                           June 30,
                                        ---------------------------------------------------------------------------------
                                                  1999                       1998                        1997
                                        --------------------------  -------------------------  --------------------------
                                                      Percent of                  Percent of                   Percent of
                                          Amount       Deposits        Amount      Deposits       Amount        Deposits
                                        ------------  ------------  ------------  -----------  ------------  -------------
                                                                     (Dollars in Thousands)
Transaction accounts:
  NOW and DDA                             $ 16,911          5.1%      $  8,202          4.6%     $  4,778          3.5%
  Savings accounts                          33,163         10.0         26,688         15.0        20,523         15.1
  Money market deposit accounts            137,463         41.2          7,093          3.9         1,930          1.4
                                          --------        -----       --------        -----      --------        -----
    Total transaction accounts             187,537         56.3         41,983         23.5        27,231         20.0
                                          --------        -----       --------        -----      --------        -----
Certificates of deposit:
  Within 1 year                            126,592         38.0        113,237         63.5        74,586         54.8
  1-2 years                                  9,543          2.9         13,169          7.4        19,437         14.3
  2-3 years                                  4,730          1.4          3,570          2.0         7,486          5.5
  3-4 years                                  2,867          0.8          3,198          1.8         1,845          1.3
  Over 4 years                               1,976          0.6          3,154          1.8         5,590          4.1
                                          --------        -----       --------        -----      --------        -----
    Total certificate accounts             145,708         43.7        136,328         76.5       108,944         80.0
                                          --------        -----       --------        -----      --------        -----
    Total deposits                        $333,245        100.0%      $178,311        100.0%     $136,175        100.0%
                                          ========        =====       ========        =====      ========        =====

         The following table shows the distribution of and certain other information relating to the Bank's certificates of deposit as of the dates indicated.

                                                                          June 30,
                               -----------------------------------------------------------------------------------------------
                                          1999                             1998                              1997
                               ----------------------------    ------------------------------     ----------------------------
                                                Percent of                        Percent of                      Percent of
                                 Amount          Deposits         Amount           Deposits          Amount        Deposits
                               ------------    ------------    ------------       -----------     ------------   -------------
Total retail certificates        $134,027           40.2%         $126,096             70.7%        $ 96,946           71.2%
                                 --------           ----          --------             ----         --------           ----
   Non-retail certificates:
   Jumbo certificates               7,440            2.2             2,752              1.5            2,420            1.8
   Inverse variable-rate
     certificates                   2,907            0.9             5,250              3.0            6,218            4.6
   Non-brokered out-of-state
     deposits                       1,334            0.4             2,131              1.2            3,064            2.2
   Brokered deposits                   --             --                99              0.1              296            0.2
                                 --------           ----          --------             ----         --------           ----
     Total non-retail
      certificates (1)             11,681            3.5            10,232              5.8           11,998            8.8
                                 --------           ----          --------             ----         --------           ----
Total certificates of
  deposit                        $145,708           43.7%         $136,328             76.5%        $108,944           80.0%
                                 ========           ====          ========             ====         ========           ====

------------------------------
(1) Of the Company's $11.7 million of non-retail certificates as of June 30, 1999, $4.9 million was scheduled to mature in six months or less, $2.8 million was scheduled to mature in 7-12 months, $2.4 million was scheduled to mature in 13-36 months and $1.6 million was scheduled to mature in over 36 months.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                                Year Ended June 30,
                                 -----------------------------------------------------------------------------------
                                           1999                        1998                        1997
                                 -------------------------- ---------------------------  ---------------------------
                                  Average        Average       Average       Average       Average       Average
                                  Balance       Rate Paid      Balance      Rate Paid      Balance      Rate Paid
                                 ------------  ------------ --------------  -----------  ------------- -------------
                                                              (Dollars in Thousands)
NOW and DDA accounts               $ 13,050        2.3%         $  6,788      2.5%          $  4,697       2.6%
Savings accounts                     30,520        4.2            25,188      4.3             20,463       4.1
Money market deposit
   accounts                          73,256        4.8             2,713      4.7              1,886       4.4
Certificates of deposit             156,262        5.7           117,073      5.9            109,756       5.9
                                   --------                     --------                    --------
   Total deposits                  $273,088        5.2%         $151,762      5.5%          $136,802       5.5%
                                   ========        ===          ========      ===           ========       ===

         The following table sets forth the deposit account activities of the Bank during the periods indicated.

                                                  Year Ended June 30,
                                          1999           1998           1997
                                       ---------      ---------      ---------
                                                    (In Thousands)
 Deposits                              $ 878,151      $ 264,182      $ 208,032
 Withdrawals                             742,612        230,421        212,517
                                       ---------      ---------      ---------
 Net increase (decrease) before
      interest credited                  135,539         33,761         (4,485)
 Interest credited                        19,395          8,375          5,517
                                       ---------      ---------      ---------

 Net increase in deposits              $ 154,934      $  42,136      $   1,032
                                       =========      =========      =========



         The following table shows the interest rate and maturity information for the Bank's certificates of deposit at June 30, 1999.

                                                                    Maturity Date
                        ------------------------------------------------------------------------------------------------------
  Interest Rate         One Year or Less      Over 1-2 Years       Over 2-3 Years       Over 3 Years             Total
--------------------    ------------------   ------------------    -----------------   -----------------   -------------------
                                                               (Dollars in Thousands)
3.00% or less           $       4             $     --              $    --             $     4             $       8
3.01 - 5.00%               81,554                3,594                  467                 996                86,611
5.01 - 7.00%               43,809                5,148                2,177               3,015                54,149
7.01 - 9.00%                1,216                  127                1,311                 828                 3,482
9.01% or greater                9                  674                  775                  --                 1,458
                        ---------             --------              -------             -------             ---------
Total                   $ 126,592             $  9,543              $ 4,730             $ 4,843             $ 145,708
                        =========             ========              =======             =======             =========

         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at June 30, 1999.

      Certificates of deposit maturing
            in quarter ending:                          Amount
----------------------------------------------      --------------
                                                    (In Thousands)

September 30, 1999                                    $ 11,107
December 31, 1999                                       11,106
March 31, 2000                                           4,495
After March 31, 2000                                     4,481
                                                      --------
  Total certificates of deposit with
   balances of $100,000 or more                       $ 31,189
                                                      ========

         Borrowings.   The  following  table  sets  forth  certain   information
regarding the borrowings of the Company at or for the dates indicated.

                                                          At or For the Year Ended June 30,
                                                      --------------------------------------
                                                        1999            1998          1997
                                                      --------       --------       --------
                                                              (Dollars in Thousands)
 FHLB advances:
   Average balance outstanding                        $ 36,172       $ 27,488       $ 26,089
   Maximum amount outstanding at
     any month-end during the period                    40,000         64,000         29,300
   Balance outstanding at end of period                 40,000         26,000         26,000
   Average interest rate during the
     period                                                6.9%           6.7%           6.3%
   Average interest rate at end of period                  4.9%           5.6%           5.8%

 Securities sold under agreements to repurchase:
   Average balance outstanding                        $213,428       $319,579       $306,034
   Maximum amount outstanding at
     any month-end during the period                   334,160        342,094        343,427
   Balance outstanding at end of period                 60,198        240,396        245,571
   Average interest rate during the
     period                                                5.4%           5.6%           5.4%
   Average interest rate at end of period                  4.9%           5.7%           5.5%

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

         Advances from the FHLB of Indianapolis are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently has one variable-rate advance from the FHLB of Indianapolis which matures in fiscal 2000. At June 30, 1999, the Company had a FHLB of Indianapolis advance in the amount of $40.0 million at a weighted average interest rate of 4.9%.

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

         In April 1993, the Company entered into a $10.0 million loan facility with an unrelated financial institution. This facility, as amended in 1997, includes a $10.0 million term loan (the "Refinancing Loan") and a non-revolving line of credit of $5.0 million. Proceeds from the Refinancing Loan were utilized to repay the unpaid balance of a $10.0 million loan that the Company obtained in 1988 in connection with its acquisition of the Bank, reduce the average interest rate paid on such indebtedness and increase the capitalization of the Bank. The loan facility matures in June 2000 and carries an interest rate equal to the prime rate published in the Wall Street Journal. The loan facility requires quarterly interest-only repayments with the unpaid principal balance outstanding payable in full at maturity. The loan facility is secured by (1) a general pledge agreement between the parties pursuant to which the Company has pledged 100% of the outstanding stock of the Bank; (2) a security agreement between the parties pursuant to which the Company has provided a blanket security interest in all of its assets; and (3) the assignment of life insurance policies on Messrs. Breeden and Cerny by the Company in the aggregate amount of $1.25 million. At June 30, 1999, the total balance of the loan facility was $14.0 million.

Subsidiaries

         In February 1999, the Bank formed Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM is an operating subsidiary of the Bank and, as such, is restricted to engage in activities that the Bank can engage in directly. As of June 30, 1999, HWM administered 69 trust/fiduciary accounts, with aggregate assets of approximately $29.8 million at such date, a portion of which were formerly administered by Harrington Investment Management and Trust Services, a separate division of the Bank. The Bank's investment in HWM is not material to its operations or financial condition. The accompanying consolidated balance sheet includes 100 percent of the assets and liabilities of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations include 100 percent of the revenues and expenses of HWM from the date of formation, and the ownership of Los Padres Bank is recorded as "Minority interest" net of income taxes. See Note 1 to the Notes to Consolidated Financial Statements.

         The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, service corporations, with an additional investment of 1% of assets when such additional investments is utilized primarily for community development purposes. The Bank's only service corporation, Pine Tree Mortgage Corp., is an inactive corporation formed in 1987 to originate mortgage loans in North Carolina and has conducted no business since 1988. The Bank's investment in the service corporation is not material to its operations or financial condition.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 1999, the Bank was in compliance with the above restrictions.

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

The Bank

         General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The last regulatory examination of the Bank by the OTS was conducted beginning on November 2, 1998. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         Regulatory Capital Requirements. OTS capital regulations require savings instituions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require savings institutions to maintain capital above the minimum capital levels.

         All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         The foregoing capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

         In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on pre-sold residential properties, real estate loans secured by junior liens on 1-to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier 1 leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

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

         Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (3) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (4) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized instituion as critically undercapitalized).

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (1) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (2) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (1) restricting payment of capital distributions and management fees, (2) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (3) requiring submission of a capital restoration plan,
(4) restricting the growth of the institution's assets and (5) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized instituiton also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         At June 30, 1999, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         Liquidity Requirements. The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the OTS. As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably. At June 30, 1999, the Bank's liquidity ratio was 16.7%.

         Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions.

         In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings institutions would not be required to file with the OTS. Specifically, savings institutions that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the savings institution's retained net income for the preceding two years. Because the Bank is a subsidiary of the Company, the regulation, however, would require the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Bank does not believe that the regulation will adversely affect its ability to make capital distributions.

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

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At June 30, 1999, the qualified thrift investments of the Bank were approximately 84.5% of its portfolio assets.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 1999, the Company had a $40.0 million FHLB advance. See "Sources of Funds - Borrowings."

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1999, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 1999, the Bank was in compliance with this requirement. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

         Year. The Company files a consolidated federal income tax return on the basis of a fiscal year ending on June 30. The Company's federal income tax returns for the tax years ended June 30, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

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

         Under the Small Business Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning July 1, 1996. In addition, the Bank will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the

Bank's taxable year beginning July 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of June 30, 1996 over (a) the greater of the balance of such reserves as of June 30, 1988 or (b) an amount that would have been the balance of such reserves as of June 30, 1996 had the Bank always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning July 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding July 1, 1996. The Bank delayed the timing of this recapture for taxable years 1998 and 1997 as certain residential loan test requirements were met. The six year recovery period for the excess reserves began in taxable year 1999.

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

Item 2.           Properties

         The Company's principal executive office is located at 722 East Main Street, Richmond, Indiana, 47374. The following table sets forth certain information with respect to the offices and other properties of the Bank at June 30, 1999.

                                                                              Net Book Value
           Description/Address                     Leased/Owned               of Property(1)             Deposits
 -----------------------------------------     ---------------------      -----------------------    ------------------
                                                                                        (In Thousands)
 Main Office                                           Owned                        $ 1,621                 $66,127
 722 East Main Street
 Richmond, Indiana

 Carmel Branch (2)                                  Leased (3)                           88                  69,230
 11592 Westfield Boulevard
 Carmel, Indiana

 Fishers Branch (4)                                    Owned                            882                  25,833
 7150 East 116th Street
 Fishers, Indiana

 Noblesville Branch (5)                                Owned                            833                  22,463
 107 West Logan Street
 Noblesville, Indiana

 Geist Branch (6)                                      Owned                            930                  15,513
 9775 Fall Creek Road
 Indianapolis, Indiana

 Thompson Road Branch (7)                           Leased (8)                           25                  10,574
 5249 East Thompson Road
 Indianapolis, Indiana

 Stop 11 Branch (9)                                 Leased (10)                         157                  25,250
 1121 East Stop 11 Road
 Indianapolis, Indiana

 Shawnee Mission Branch (11)                        Leased (12)                         135                  98,255
 6300 Nall Road
 Shawnee Mission, Kansas

 Chapel Hill Branch (13)                            Leased (14)                         102                      --
 Suite 271 The Europa Center
 Chapel Hill, NC

 Executive Offices                                  Leased (15)                          26                     N/A
 10801 Mastin Blvd. Suite 740
 Overland Park, KS

 -----------------------------------------

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

(9)      Branch opened in February 1998.

(10) The lease expires in February 2001 and has three options for additional terms of five years each.

(11)     Branch opened in August 1998.

(12) The lease expires in December 2010 and has four options for additional terms of five years each.

(13)     Branch opened in July 1999.

(14)     The lease expires in July 2004.

(15)     The lease expires in March 2004.


Item 3.           Legal Proceedings.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Shares of the Company's common stock are traded nationally under the symbol "HFGI" on the Nasdaq National Market. The following table sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for fiscal years 1999 and 1998:

                                            Stock Price per Share
                                 ------------------------------------------
                                  High              Low              Close           Dividends
                                  ----              ---              -----           ---------
1999
     First quarter               $11.50           $ 8.375           $  9.00            $0.03
     Second quarter                9.00              7.75              8.00             0.03
     Third quarter                8.875              7.50             7.875             0.03
     Fourth quarter                8.50             7.125              7.25             0.03

1998
     First quarter               $13.50           $ 11.00            $13.00            $0.03
     Second quarter               13.75             12.00             13.00             0.03
     Third quarter               13.125            11.125            11.375             0.03
     Fourth quarter               11.75             10.75             11.25             0.03

         There have been no stock dividends, stock splits or reverse stock splits. Payment of future dividends is subject to a declaration by the Company's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization and expected asset and liability growth of the Bank.

         At September 16, 1999 the Company had approximately 64 stockholders of record.

Item 6.           Selected Financial Data.

         The information required herein is incorporated by reference from page 16 of the Registrant's 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required herein is incorporated by reference from pages 17 to 31 of the Registrant's 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required herein is incorporated by reference from pages 18 to 22 of the Registrant's 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data.

        The information required herein is incorporated by reference from pages 32 to 59 of the Registrant's 1999 Annual Report.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 2 to 9, and 12 of the Registrant's Proxy Statement dated September 27, 1999 ("Proxy Statement").

Item 11. Executive Compensation.

        The information required herein is incorporated by reference from pages 12 to 20 of the Registrant's Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required herein is incorporated by reference from pages 9 to 12 of the Registrant's Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        The information required herein is incorporated by reference from page 17 of the Registrant's Proxy Statement.

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)    Document filed as part of this Report.

               (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1999 Annual Report.

        Independent Auditors' Report.

        Consolidated Balance Sheets as of June 30, 1999 and 1998.

        Consolidated Statements of Operations for the Years Ended June 30, 1999,
             1998 and 1997.

        Consolidated Statements of Changes in Stockholders' Equity for the Years
             Ended June 30, 1999, 1998 and 1997.

        Consolidated Statements of Cash Flows for the Years Ended June 30, 1999,
             1998 and 1997.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

               (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                                        Description
---------------    --------------------------------------------------------------------------------------------------
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

10.5               Trust Services  Agreement dated September 30, 1994 by and between  Harrington Bank, FSB and the Midwest Trust Company.1/

10.6               Trust Services  Agreement dated April 30, 1998 by and between  Harrington Bank, FSB and
                   INFOVISA. 4/

10.7               Terms of Employment  between  Harrington Bank, FSB and Lawrence T. Loeser dated January
                   25, 1999.5/*/

13                 1999 Annual Report to Stockholders  specified  portion (pp. 14-59) of the  Registrant's
                   Annual Report to Stockholders for the year ended June 30, 1999.

21                 Subsidiaries  of the  Registrant  -  Reference  is made to Item 1.  "Business"  for the
                   Required information

23                 Consent of Deloitte & Touche LLP

27                 Financial Data Schedule

-----------------

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

4/ Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1998 filed by the Registrant with the SEC on September 28, 1998.

5/ Incorporated by reference from the Form 10-Q for the quarterly period ended March 31, 1999 filed by the Registrant with the SEC on May 17, 1999.


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


                                           HARRINGTON FINANCIAL GROUP, INC.



                                           By:   /s/ Craig J. Cerny
                                                 -------------------
                                                  Craig J. Cerny
                                                  President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Craig J. Cerny                                            September 27, 1999
------------------------------------------
Craig J. Cerny
President (Principal Executive Officer)


/s/ John E. Fleener                                           September 27, 1999
------------------------------------------
John E. Fleener
Principal Financial & Accounting Officer


/s/ Douglas T. Breeden                                        September 27, 1999
------------------------------------------
Douglas T. Breeden
Chairman of the Board


/s/ Russell Breeden III                                       September 27, 1999
------------------------------------------
Russell Breeden III
Director

/s/ William F. Quinn                                          September 27, 1999
------------------------------------------
William F. Quinn
Director


/s/ Daniel C. Dektar                                          September 27, 1999
------------------------------------------
Daniel C. Dektar
Director


/s/ Marianthe Mewkill                                         September 27, 1999
------------------------------------------
Marianthe Mewkill
Director


/s/ Michael J. Giarla                                         September 27, 1999
------------------------------------------
Michael J. Giarla
Director


/s/ Stephen A. Eason                                          September 27, 1999
------------------------------------------
Stephen A. Eason
Director


/s/ Sharon E. Fankhauser                                      September 27, 1999
------------------------------------------
Sharon E. Fankhauser
Director


/s/ David F. Harper                                           September 27, 1999
------------------------------------------
David F. Harper
Director


/s/ Stanley J. Kon                                            September 27, 1999
------------------------------------------
Stanley J. Kon
Director


/s/ John J. McConnell                                         September 27, 1999
------------------------------------------
John J. McConnell
Director