Form 10-Q
period 1999-09-30
HARRINGTON FINANCIAL GROUP INC
filed 1999-11-15
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------

                         Commission File Number 0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                                       48-1050267
---------------------------------------------------     ------------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                organization)                             Identification Number)

                 722 East Main
              Richmond, Indiana                                   47374
---------------------------------------------------     ------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 1999, there were issued and outstanding 3,205,382 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999
         (unaudited) and June 30, 1999                                       1

         Consolidated Statements of Operations (unaudited) for the three
         months ended September 30, 1999 and 1998                            2

         Consolidated Statements of Cash Flows (unaudited) for the three
         months ended September 30, 1999 and 1998                            3

         Notes to Unaudited Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

Part II. Other Information
-------- -----------------

Item 1.  Legal Proceedings                                                  18
Item 2.  Changes in Securities                                              18
Item 3.  Defaults Upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security-Holders                18
Item 5.  Other Information                                                  18
Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                             (Dollars in Thousands)
                                   (Unaudited)
                                                               September 30,    June 30,
                                                                   1999          1999
                                                                ---------      ---------
 ASSETS
    Cash                                                        $   2,357      $   1,414
    Interest-bearing deposits                                      13,002          8,087
                                                                ---------      ---------
      Total cash and cash equivalents                              15,359          9,501
    Securities held for trading - at fair value
      (amortized cost of $200,890 and $188,130)                   194,968        183,200
    Securities available for sale - at fair value
      (amortized cost of $1,426 and $461)                           1,474            502
    Securities held to maturity - at amortized cost                 1,662           --
    Loans receivable, net                                         265,754        259,674
    Interest receivable, net                                        2,213          2,340
    Premises and equipment, net                                     6,369          6,499
    Federal Home Loan Bank of Indianapolis stock                    4,879          4,878
    Other                                                           5,544          4,745
                                                                ---------      ---------
      Total assets                                              $ 498,222      $ 471,339
                                                                =========      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits                                                    $ 342,832      $ 333,245
    Securities sold under agreements to repurchase                 77,745         60,198
    Federal Home Loan Bank advances                                40,000         40,000
    Interest payable on securities sold under agreements to
      repurchase                                                        3             66
    Other interest payable                                          2,399          1,925
    Note payable                                                   14,495         13,995
    Advance payments by borrowers for taxes & insurance             1,307            795
    Accrued expenses payable and other liabilities                  1,018          1,039
                                                                ---------      ---------
      Total liabilities                                           479,799        451,263
                                                                ---------      ---------
    Minority interest                                                 908            937
                                                                ---------      ---------
    Common stock                                                      425            425
    Additional paid-in-capital                                     16,946         16,946
    Treasury stock, 194,556 shares at cost                         (2,162)        (2,162)
    Retained earnings                                               2,277          3,905
    Accumulated other comprehensive income, net of taxes               29             25
                                                                ---------      ---------
      Total stockholders' equity                                   17,515         19,139
                                                                ---------      ---------
        Total liabilities and stockholders' equity              $ 498,222      $ 471,339
                                                                =========      =========

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                    (Dollars in Thousands Except Share Data)
                                   (Unaudited)

                                                                Three Months Ended
                                                                   September 30,
                                                              --------------------
                                                                1999        1998
                                                              -------      -------
 INTEREST INCOME
    Securities held for trading                               $ 3,257      $ 5,768
    Securities available for sale                                  11           20
    Securities held to maturity                                     5         --
    Loans receivable                                            4,740        3,196
    Dividends on Federal Home Loan Bank stock                      98           99
    Deposits                                                      172          117
    Net interest expense on interest rate contracts
      maintained in the trading portfolio                         (96)        (282)
                                                              -------      -------
    Interest income                                             8,187        8,918
                                                              -------      -------
 INTEREST EXPENSE
    Deposits                                                    4,198        2,726
    Federal Home Loan Bank advances                               754          501
    Short-term borrowings                                         961        4,454
    Long-term borrowings                                          291          294
                                                              -------      -------
    Interest expense                                            6,204        7,975
                                                              -------      -------
 NET INTEREST INCOME                                            1,983          943
 PROVISION FOR LOAN LOSSES                                        117          150
                                                              -------      -------
 NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                   1,866          793
                                                              -------      -------
 OTHER INCOME (LOSS)
    Loss on sale of securities held for trading                (1,050)      (9,240)
    Unrealized gain (loss) on securities held for trading        (992)       5,771
    Other                                                         140          100
                                                               -------      -------
    Total other income (loss)                                  (1,902)      (3,369)
                                                              -------      -------

 OTHER EXPENSE
    Salaries and employee benefits                              1,355          947
    Premises and equipment expense                                403          288
    FDIC insurance premiums                                        47           26
    Marketing                                                     102          100
    Computer services                                             142           82
    Consulting fees                                                73           74
    Other                                                         399          397
                                                              -------      -------
    Total other expenses                                        2,521        1,914
                                                              -------      -------
 LOSS BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST                            (2,557)      (4,490)
 INCOME TAX BENEFIT                                              (997)      (1,780)
                                                              -------      -------
 NET LOSS BEFORE MINORITY INTEREST                             (1,560)      (2,710)

 MINORITY INTEREST                                                 29         --
                                                              -------      -------
 NET LOSS                                                     $(1,531)     $(2,710)
                                                              =======      =======
 BASIC LOSS PER SHARE                                         $ (0.48)     $ (0.83)
                                                              =======      =======
 DILUTED LOSS PER SHARE                                       $ (0.48)     $ (0.83)
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

                       HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                   (Dollars in Thousands)
                                         (Unaudited)

                                                                       Three Months Ended
                                                                          September 30,
                                                                   ------------------------
                                                                      1999          1998
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $  (1,531)     $  (2,710)
 Adjustments to reconcile net loss to net cash used
    in operating activities:
    Provision for loan losses                                            117            150
    Depreciation                                                         192            123
    Premium and discount amortization of securities, net                 687            400
    Loss on sale of securities held for trading                        1,050          9,240
    Unrealized (gain) loss on securities held for trading                992         (5,771)
    Purchases of securities held for  trading                       (179,682)      (189,265)
    Proceeds from maturities of securities held for trading            5,730         10,076
    Proceeds from sales of securities held for trading               159,455        117,984
    Deferred income tax provision and other                            1,040            (97)
    Net decrease in assets and other liabilities                        (810)        (1,737)
                                                                   ---------      ---------
      Net cash used in operating activities                          (12,760)       (61,607)
                                                                   ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of securities held to maturity                          (1,662)          --
    Purchases of securities available for sale                          (980)          --
    Proceeds from maturities of securities available for sale             (5)            13
    Change in loans receivable, net                                   (6,240)       (25,395)
    Minority interest                                                     29           --
    Purchases of premises and equipment                                  (62)          (469)
                                                                   ---------      ---------
      Net cash used in investing activities                           (8,920)       (25,851)
                                                                   ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Net increase in deposits                                           9,587         32,101
    Increase in securities sold under agreements to repurchase        17,547         52,074
    Proceeds from Federal Home Loan Bank advances                       --           13,000
    Principal repayments on Federal Home Loan Bank advances             --          (13,000)
    Proceeds from note payable                                           500           --
    Purchase of treasury stock                                          --             (784)
    Proceeds from issuance of treasury stock                            --               73
    Dividends paid on common stock                                       (96)           (98)
                                                                   ---------      ---------
      Net cash provided by financing activities                       27,538         83,366
                                                                   ---------      ---------

 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       5,858         (4,092)
 CASH AND CASH EQUIVALENTS
    Beginning of period                                                9,501         11,779
                                                                   ---------      ---------
 CASH AND CASH EQUIVALENTS
    End of period                                                  $  15,359      $   7,687
                                                                   =========      =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid for interest                                         $   6,372      $   8,440
    Cash paid for income taxes                                             4             43

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company
         -----------------------

        Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and eight full-service banking offices, four of which were opened within the past three years. The Company is a community bank with three distinct banking units in Indiana, Kansas, and North Carolina. The Company's business includes the gathering of deposits and the origination of mortgage related and consumer loans. It also operates a commercial loan division for business customers and owns a 51% interest in Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody  services for  individuals  and  institutions  (see Note 2). The
        Company manages a hedged mortgage investment portfolio, on a mark-to-market basis, to utilize excess capital until it can be deployed in community banking assets.

        Earnings per Share
        ------------------

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                       Three Months Ended
                                                          September 30,
                                                  ------------------------------
                                                      1999             1998
                                                  --------------  --------------
       Basic earnings per share:

          Weighted average common shares             3,205,382        3,250,049
                                                  ==============  ==============

       Diluted earnings per share:

          Weighted average common shares             3,205,382        3,250,049
          Dilutive effect of stock options (1)             ---              ---
                                                  --------------  --------------
          Weighted average common and

            incremental shares                       3,205,382        3,250,049
                                                  ==============  ==============

        (1) No dilutive effect of stock options for the three months ended September 30, 1999 and 1998 was used in the calculation as the effects of the stock options were anti-dilutive.

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

        The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1999.

        In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three months ended September 30, 1999 include 100 percent of the revenues and expenses of HWM from the date of formation and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

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

        The following is a summary of the Company's total  comprehensive  income
        (loss) for the interim three month periods ended September 30, 1999 and 1998 under SFAS No. 130:

                                                                     Three Months Ended
                                                                        September 30,
                                                                     1999          1998
                                                                    -------      -------
        Net loss                                                    $(1,531)     $(2,710)
                                                                    -------      -------
        Other comprehensive income, net of tax:
            Unrealized gains on securities:
                 Unrealized holding gains arising during period
                                                                          4           13
                                                                    -------      -------
        Other comprehensive income
                                                                          4           13
                                                                    -------      -------
        COMPREHENSIVE INCOME (LOSS)                                 $(1,527)     $(2,697)
                                                                    =======      =======

                                       5

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998 and amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management is currently in the process of determining the effect, if any, of the new standard on the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At September 30, 1999, the Company's total assets amounted to $498.2 million, as compared to $471.3 million at June 30, 1999. The $26.9 million or 5.7% increase in total assets during the three months ended September 30, 1999 was primarily the result of a $11.8 million increase in securities held for trading, a $6.1 million increase in net loans receivable and a $5.9 million increase in cash and cash equivalents. The increase in securities held for trading is a result of the Company's utilization of available capital. The increase in net loans receivable primarily reflected the Company's increase in the origination of business loans through its commercial division. The increase in the Company's assets from June 30, 1999 to September 30, 1999 was funded by a $17.5 million increase in securities sold under agreements to repurchase and a $9.6 million increase in deposits, which was primarily due to the retail deposit growth from the new North Carolina banking unit.

        Minority interest decreased by $29,000 to $908,000 at September 30, 1999. The financial statements as of and for the three month periods ended September 30, 1999 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

        At September 30, 1999, the Company's stockholders' equity amounted to $17.5 million, as compared to $19.1 million at June 30, 1999. The 8.5% decrease in stockholders' equity was primarily due to the $1.5 million of net loss recognized during the three month period and the quarterly $0.03 per share payment of cash dividends totaling $96,000. At September 30, 1999, the Bank's Tier 1 core capital amounted to $31.4 million or 6.3% of adjusted total assets, which exceeded the minimum 4.0% requirement by $11.5 million. Additionally, as of such date, the Bank's risk-based capital totaled $32.3 million or 11.8% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $10.4 million.

Results of Operations

        General. The Company reported losses of $1.5 million or $0.48 per share during the three months ended September 30, 1999, as compared to $2.7 million or $0.83 per share during the prior comparable period. The $1.2 million decrease in losses during the three months ended September 30, 1999, as compared to the same period in the prior year, was primarily due to a $1.5 million decrease in realized and unrealized net losses on securities held for trading and a $1.0 million increase in net interest income which were partially offset by a $783,000 increase in the Company's income tax provision and a $607,000 increase in operating expenses.

         Selected Financial Ratios. The following schedule shows selected financial ratios for the three months ended September 30, 1999 and 1998.

                                                       At or for the Three
                                                           Months Ended
                                                          September 30,
                                               -------------------------------
                                                 1999                    1998
                                                ------                 ------
Return on average assets                         -1.24%                 -1.90%
Return on average equity                        -34.67                 -50.70
Interest rate spread (1)                          1.51                   0.60
Net interest margin (2)                           1.63                   0.68
Operating expenses to average assets              2.04                   1.34
Efficiency ratio (3)                            125.66                 214.33
Non-performing assets to total assets             0.16                   0.16
Loan loss reserves to non-performing loans      328.73                 188.19


------------------------------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.

        Interest Income. Interest income decreased by $731,000 or 8.2% during the three months ended September 30, 1999, as compared to the same period in the prior year. This decrease was primarily due to a $2.5 million decrease in interest from the investment portfolio which was partially offset by a $1.5 million increase in interest income from the loan portfolio. The decrease in interest income from the Company's investment portfolio was mainly due to the $159.9 million decrease in the level of the average investment portfolio. The increase in interest income on the loan portfolio was mainly due to the $85.5 million increase in the level of the average loan portfolio.

        Interest Expense. Interest expense decreased by $1.8 million during the three months ended September 30, 1999, as compared to the same period in the prior year. This decrease was primarily due to a 59 basis point decrease in the cost of interest-bearing liabilities resulting from an overall decrease in the wholesale and retail funding costs and a $73.8 million decrease in the level of the average interest-bearing liabilities.

         Net Interest Income. Net interest income increased by $1.0 million or 110.3% during the three months ended September 30, 1999, as compared to the same period in the prior year.

        Provision for Loan Losses. During the three months ended September 30, 1999 and 1998, the Company increased the general allowance for loan losses by $117,000 and $150,000, respectively, in response to the continued loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable.

        Other Income (Loss). Total other loss amounted to $1.9 million during the three months ended September 30, 1999, as compared to $3.4 million during the respective period in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

        During the three months ended September 30, 1999, the Company recognized $814,000 of realized losses on the sale of securities held for trading, $236,000 realized losses on futures instruments and $992,000 of unrealized losses on securities and hedges held for trading. The total net realized and unrealized loss for the quarter was attributable to the spread widening between comparable duration U.S. Treasury hedges and mortgage rates. This period's spread widening was supply-driven, as issuance of corporate bonds was very heavy in the quarter and financing spreads were put under pressure. Broker/dealers have also kept their inventories low as they approach the end of the calendar year, contributing to the pressure on spreads. Management anticipates that spreads may remain volatile as the new millennium approaches.

        During the three months ended September 30, 1998, the Company recognized $10.0 million of realized losses on future instruments which was partially offset by $5.8 million of unrealized gains on securities held for trading (which include interest rate contracts used for hedging purposes) and $807,000 in realized gains on the sale of securities held for trading. Losses on hedge contracts during the quarter ended September 30, 1998 substantially exceeded gains on mortgage investments as U.S. Treasury and mortgage rates declined to the lowest level in many years and the spread relationship widened.

        Other Expense. Total other expense amounted to $2.5 million during the three months ended September 30, 1999, as compared to $1.9 million during the respective period in the prior year. The increase in total other expense was due to increases in salaries, premises and equipment expense, and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of new branch offices in Mission, Kansas and Chapel Hill, North Carolina).

        Income Tax Benefit. The Company recorded an income tax benefit of $997,000 during the three months ended September 30, 1999 as compared to $1.8 million during the respective period in the prior year.


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

        The total eligible regulatory liquidity of the Bank was 18.3% at September 30, 1999, as compared to 16.7% and 15.6% at June 30, 1999 and 1998, respectively. At September 30, 1999, the Bank's average "liquid" assets totaled approximately $89.5 million, which was $70.0 million in excess of the current OTS minimum requirement.

        At September 30, 1999, the Company's total approved originated loan commitments outstanding amounted to $7.8 million, and the unused lines of credit outstanding totaled $11.1 million. At the same date, commitments outstanding to purchase investment securities and loans were $33.0 million. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $120.7 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

I.       THE COMPANY'S STATE OF READINESS

         The Company has prepared for the Year 2000 by testing and evaluating both its information technology (IT) and non-information technology systems. The Company does not have any mission critical processes that are dependent on non-IT systems. The non-IT systems, such as the telephone system, are currently Year 2000 compliant. The IT systems used by the Company have been extensively tested. The components of the IT systems that were examined are: 1) personal computers (PCs), hardware and software, 2) data service bureau, and 3) other service providers.

         The hardware and software on all the PCs used by the Company have been inventoried and tested. The limited number of PCs and software that were not Year 2000 compliant were replaced in the first quarter of calendar year 1999.

         The Company converted its data service provider to the Vision platform supplied by FISERV. The conversion was accomplished in April of 1999. FISERV provided the Company with assurances and documentation that the Vision product was Year 2000 compliant. Over one hundred sixty (160) FISERV clients tested the Vision platform in 1998 and did not find any material Year 2000 problems. The Company conducted tests in May 1999 on the Vision software system to confirm this compliance. The tests performed by the Company did not find any problems related to the Year 2000.

         Other service providers, such as the Company's financial advisors or the FHLB of Indianapolis, have provided the Company with materials that show that they are Year 2000 compliant. As part of the Company's Year 2000 compliance program, the Company has been monitoring the vendors' progress toward compliance and, if necessary, has tested systems to help ensure compliance.

II.      THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The limited number of PCs and software that were not Year 2000 compliant were replaced in the first quarter of calendar year 1999. The cost of replacing these machines and software was approximately $43,500 in capitalized fixed assets in fiscal year 1999. The Company does not foresee any significant outlays related to Year 2000 issues or readiness for the remainder of the 1999 calendar year.

III.     THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

         The Company has established parameters and processes for management to identify material customers, evaluate their preparedness, assess their credit risk and implement controls to manage the risk arising from their failure to properly address Year 2000 technology issues. The Company faces increased credit, liquidity, or counterparty trading risk when customers encounter Year 2000-related problems. Customers that must be evaluated and monitored are those that, if adversely impacted by Year 2000 technology issues, represent a significant financial exposure to the Company in terms of either credit loss or liquidity. The organizations that have been identified as material customers of the Company are being monitored because of their reliance on technology for their successful business operations.

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

INVESTMENT SECURITIES
---------------------

         The Company has received assurances that the major brokers with which it trades are Year 2000 compliant. Some of the smaller regional brokers have yet to provide these assurances. Beginning in November 1999, the Company will no longer enter into any transactions with any brokers that are not Year 2000 compliant. In this way, the Company will control its exposure to Year 2000 risks with these brokers. After the turn of the millennium, the Company will carefully evaluate regional brokers individually before resuming business with them.

         Most of the Company's securities are in safekeeping at the FHLB of Indianapolis, which has provided documentation to the Company that they are Year 2000 compliant. If any assets are pledged with brokers, the Company will verify well before the end of 1999 that those brokers are already Year 2000 compliant and if not, these assets will be pledged only with Year 2000 compliant brokers.

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

OTHER VENDORS AND SERVICE PROVIDERS
-----------------------------------

         The Company is closely monitoring all of its other vendors and service providers to determine if they will be Year 2000 compliant on a timely basis. As of September 1999, the vendors and service providers used by the Company had provided the Company with assurances that they were Year 2000 compliant. The Company does not, at this time, believe that it will have to replace any of its vendors or service providers. If the Company does have to replace a vendor or service provider, it is possible that an increased cost to the institution could result from this.

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

         The information contained within this document is intended to provide general information regarding the efforts of the Company to address the Year 2000 computer problem and is not intended to be a formal or legally binding representation as to Year 2000 compliance. Any assessment or proposed timetable is subject to change without prior notice. This information constitutes a "Year 2000 Readiness Disclosure."

Segment Information

        The Company's principal business lines include community banking in the Indiana and Kansas markets, investment activities, including treasury management, and other activities including the start-up of the North Carolina community bank and HWM (see Notes 1 and 2). The community banking segment provides a full range of deposit products as well as mortgage, consumer and commercial loans. The investment segment is comprised of the Company's held for trading, available for sale and held to maturity securities, as well as the treasury management function. The financial information for each operating segment is reported on the basis used internally by the Company's management to evaluate performance and allocate resources.

        The measurement of the performance of the operating segments is based on the management and corporate structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' asset size and results of operations if they were independent entities.

   (Dollars in Thousands)                                Quarter Ended September 30, 1999
                                     ----------------------------------------------------------------------
                                        COMMUNITY BANKING
                                     ------------------------
                                      Indiana        Kansas       INVESTMENTS       OTHER          TOTAL
                                     ---------      ---------      ---------      ---------      ---------
 Net interest income (1)             $     878      $     (31)     $   1,432      $    (296)     $   1,983
 Provision for loan losses                  45             53           --               19            117
                                     ---------      ---------      ---------      ---------      ---------
 Net interest income after
    provision for loan losses              833            (84)         1,432           (315)         1,866

 Other operating income                    112              8              1             19            140
 Depreciation expense                      133             23             12             25            193
 Other operating expense                 1,269            352            213            494          2,328
                                     ---------      ---------      ---------      ---------      ---------
 CORE BANKING INCOME
    (LOSS) BEFORE TAXES                   (457)          (451)         1,208           (815)          (515)

 Realized and unrealized loss on
    securities, net of hedging            --             --           (2,048)             6         (2,042)
                                     ---------      ---------      ---------      ---------      ---------
 Loss before income taxes                 (457)          (451)          (840)          (809)        (2,557)
 Applicable income taxes                  (178)          (175)          (327)          (317)          (997)
                                     ---------      ---------      ---------      ---------      ---------
 NET LOSS BEFORE
    MINORITY INTEREST                     (279)          (276)          (513)          (492)        (1,560)
 Minority interest, net of taxes          --             --             --               29             29
                                     ---------      ---------      ---------      ---------      ---------

 NET LOSS                            $    (279)     $    (276)     $    (513)     $    (463)     $  (1,531)
                                     =========      =========      =========      =========      =========

 Identifiable assets                 $ 220,555      $  47,180      $ 217,884      $  12,603      $ 498,222
                                     =========      =========      =========      =========      =========

           (1) Interest income is presented net of interest expense

   (Dollars in Thousands)                                Quarter Ended September 30, 1998
                                     ----------------------------------------------------------------------
                                        COMMUNITY BANKING
                                     ------------------------
                                      Indiana        Kansas       INVESTMENTS       OTHER          TOTAL
                                     ---------      ---------      ---------      ---------      ---------
 Net interest income (1)             $     728      $      12      $     217      $     (14)     $     943

 Provision for loan losses                 123             27           --             --              150
                                     ---------      ---------      ---------      ---------      ---------
 Net interest income after
    provision for loan losses              605            (15)           217            (14)           793

 Other operating income                     75              1              2             22            100
 Depreciation expense                      101             12              6              4            123
 Other operating expense                 1,200            245            231            115          1,791
                                     ---------      ---------      ---------      ---------      ---------
 CORE BANKING INCOME
    (LOSS) BEFORE TAXES                   (621)          (271)           (18)          (111)        (1,021)

 Realized and unrealized loss on
    securities, net of hedging             (29)            (3)        (3,435)            (2)        (3,469)
                                     ---------      ---------      ---------      ---------      ---------
 Loss before income taxes                 (650)          (274)        (3,453)          (113)        (4,490)
 Applicable income taxes                  (258)          (108)        (1,369)           (45)        (1,780)
                                     ---------      ---------      ---------      ---------      ---------
 NET LOSS                            $    (392)     $    (166)     $  (2,084)     $     (68)     $  (2,710)
                                     =========      =========      =========      =========      =========

 Identifiable assets                 $ 184,585      $   8,815      $ 365,057      $   7,461      $ 565,918
                                     =========      =========      =========      =========      =========

 (1) Interest income is presented net of interest expense

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

        The following table sets forth at September 30, 1999, the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts using the Company's internal market value calculation. This analysis incorporates an option adjusted cashflow discount model for all financial assets and liabilities other than fixed rate mortgages, loans, and securities. For these loans and securities, the Company evaluates the market value changes using time varying empirical (TVE) elasticity analysis. This analysis measures the market value changes of the mortgage investment based on historical price relationships to changes in Treasury rates and other variables. Management believes this empirical based analysis is a valuable and more accurate tool in estimating the level of net market value changes of the mortgage related investment and loan portfolios with fixed rates and will be expanding it to other mortgage instruments in the future.

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

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                        -300         -200        -100        -        +100            +200          +300
----------------------------------------------------------------------------------------------------------------------------------
 Market value gain (loss) of assets           $ 37,194     $ 30,323     $ 17,545      --      $(21,010)      $(43,243)    $(64,715)
 Market value gain (loss) of  liabilities       (7,568)      (5,430)      (2,946)     --         3,523          7,723       12,554
                                              --------     --------     --------      ---     --------       --------     --------
 Market value gain (loss) of net
    assets before interest rate contracts       29,626       24,893       14,599      --       (17,487)       (35,520)     (52,161)


 Pre-tax  market  value gain  (loss) of
    interest rate contracts                    (34,860)     (24,361)     (12,914)     --        14,766         31,437       48,977
                                              --------     --------     --------      ---     --------       --------     --------

 Total change in MVPE (2) (Model)             $ (5,234)    $    532     $  1,685      --      $ (2,721)      $ (4,083)    $ (3,184)
                                               ========     ========     ========     ===     ========       ========     ========

 Change in MVPE as a percent of:
    MVPE (2) (Model)                             (17.5)%        1.8%         5.6%     --          (9.1)%        (13.7)%      (10.7)%
     Total assets of the Bank                     (1.1)%        0.1%         0.3%     --          (0.5)%         (0.8)%       (0.6)%

(1)  Assumes  an  instantaneous   parallel  change  in  interest  rates  at  all
maturities.
(2) Based on the Bank's pre-tax MVPE of $29.9 million at September 30, 1999.

        Since a portion of the Company's assets is recorded at market value, the following table is included to show the estimated impact on the Company's equity of instantaneous, parallel shifts in the yield curve, using the methodology described above. The assets and interest rate contracts included in the table below are only those which are either classified by the Company as held for trading or available for sale and, therefore, reflected at fair value. Consequently, the Company's liabilities, which are reflected at cost, are not included in the table below. All amounts are shown net of taxes, with an estimated effective tax rate of 39.0%.

Change in Interest Rates
   (In Basis Points)
   (Dollars in Thousands)                        -300         -200        -100        -        +100            +200          +300
----------------------------------------------------------------------------------------------------------------------------------
 After tax market value gain (loss)            $ 11,979     $  9,221     $  5,161    --        $  (6,063)    $(12,746)    $(19,424)
    of assets
 After tax market value gain (loss)
    of interest rate contracts                  (11,919)      (8,538)      (4,629)   --            5,557       12,082       19,156
                                               --------     --------     --------   ---         --------      -------     --------

 After  tax gain  (loss)  in  equity (Model)   $     60     $    683     $    532    --         $   (506)     $  (664)    $   (268)
                                               ========     ========     ========   ===         ========      =======     ========

 After tax gain  (loss) in equity as
 a percent of the Company's  equity
 at September 30, 1999                              0.3%         3.9%         3.0%   --              2.9%        (3.8)%       (1.5)%

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

                                                HARRINGTON FINANCIAL GROUP, INC.

Date:  November 12, 1999                        By: /s/ Craig J. Cerny
                                                    ------------------
                                                    Craig J. Cerny
                                                    President

Date:  November 12, 1999                        By: /s/ John E. Fleener
                                                    -------------------
                                                    John E. Fleener
                                                    Principal Financial &
                                                    Accounting Officer

                                   EXHIBIT 27

                            Financial Data Schedule