Form 10-Q
period 1999-12-31
HARRINGTON FINANCIAL GROUP INC
filed 2000-02-14
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 10, 2000, there were issued and outstanding 3,205,382 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                            Page
Part I. Financial Information

Item 1. Financial Statements

           Consolidated Balance Sheets as of December 31, 1999
           (unaudited) and June 30, 1999                                      1

           Consolidated Statements of Operations (unaudited) for the three
           and six months ended December 31, 1999 and 1998                    2

           Consolidated Statements of Cash Flows (unaudited) for the six
           months ended December 31, 1999 and 1998                            3

           Notes to Unaudited Consolidated Financial Statements               4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 7

Item 3. Quantitative and Qualitative Disclosures About Market Risk           18

Part II.Other Information

Item 1. Legal Proceedings                                                    20
Item 2. Changes in Securities                                                20
Item 3. Defaults Upon Senior Securities                                      20
Item 4. Submission of Matters to a Vote of Security-Holders                  20
Item 5. Other Information                                                    21
Item 6. Exhibits and Reports on Form 8-K                                     21

Signatures

                     HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                               Consolidated Balance Sheets
                                  (Dollars in Thousands)
                                       (Unaudited)
                                                               December 31,     June 30,
                                                                  1999            1999
                                                                ---------      ---------
 ASSETS
    Cash                                                        $   3,358      $   1,414
    Interest-bearing deposits                                      10,031          8,087
                                                                ---------      ---------
      Total cash and cash equivalents                              13,389          9,501
    Securities held for trading - at fair value
      (amortized cost of $121,141 and $188,130)                   116,571        183,200
    Securities available for sale - at fair value
      (amortized cost of $1,310 and $461)                           1,356            502
    Securities held to maturity - at amortized cost                 1,651           --
    Loans receivable, net                                         276,361        259,674
    Interest receivable, net                                        2,153          2,340
    Premises and equipment, net                                     6,205          6,499
    Federal Home Loan Bank of Indianapolis stock                    4,879          4,878
    Other                                                           5,266          4,745
                                                                ---------      ---------
      Total assets                                              $ 427,831      $ 471,339
                                                                =========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Deposits                                                    $ 362,078      $ 333,245
    Securities sold under agreements to repurchase                 28,820         60,198
    Federal Home Loan Bank advances                                  --           40,000
    Interest payable on securities sold under agreements to
      repurchase                                                       25             66
    Other interest payable                                          2,044          1,925
    Note payable                                                   14,995         13,995
    Advance payments by borrowers for taxes & insurance               705            795
    Accrued expenses payable and other liabilities                    746          1,039
                                                                ---------      ---------
      Total liabilities                                           409,413        451,263
                                                                ---------      ---------

    Minority interest                                                 888            937
                                                                ---------      ---------

    Common stock                                                      425            425
    Additional paid-in-capital                                     16,946         16,946
    Treasury stock, 194,556 shares at cost                         (2,162)        (2,162)
    Retained earnings                                               2,293          3,905
    Accumulated other comprehensive income, net of taxes               28             25
                                                                ---------      ---------
      Total stockholders' equity                                   17,530         19,139
                                                                ---------      ---------
        Total liabilities and stockholders' equity              $ 427,831      $ 471,339
                                                                =========      =========

            See notes to unaudited consolidated financial statements.

                                HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                     Consolidated Statements of Operations
                                    (Dollars in Thousands Except Share Data)
                                                  (Unaudited)

                                                              Three Months Ended           Six Months Ended
                                                                  December 31,                December 31,
                                                           ----------------------       ----------------------
                                                             1999          1998           1999          1998
                                                           --------      --------       --------      --------
 INTEREST INCOME
    Securities held for trading                            $  3,033      $  5,168       $  6,290      $ 10,936
    Securities available for sale                                26            19             36            39
    Securities held to maturity                                  29          --               34          --
    Loans receivable                                          5,025         3,709          9,766         6,905
    Dividends on Federal Home Loan Bank stock                    98            98            197           197
    Deposits                                                    201           161            373           278
    Net interest income (expense) on interest rate
      contracts maintained in the trading portfolio              41          (271)           (56)         (553)
                                                           --------      --------       --------      --------
    Interest income                                           8,453         8,884         16,640        17,802
                                                           --------      --------       --------      --------

 INTEREST EXPENSE
    Deposits                                                  4,466         3,495          8,664         6,221
    Federal Home Loan Bank advances                             353           654          1,106         1,155
    Short-term borrowings                                     1,052         3,402          2,014         7,856
    Long-term borrowings                                        323           274            614           568
                                                           --------      --------       --------      --------
    Interest expense                                          6,194         7,825         12,398        15,800
                                                           --------      --------       --------      --------
 NET INTEREST INCOME                                          2,259         1,059          4,242         2,002
 PROVISION FOR LOAN LOSSES                                      197            95            314           245
                                                           --------      --------       --------      --------
 NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                 2,062           964          3,928         1,757
                                                           --------      --------       --------      --------

 OTHER INCOME (LOSS)
    Gain (loss) on sale of securities held for trading         (959)        2,927         (2,008)       (6,314)
    Unrealized gain (loss) on securities held for
       trading                                                1,352        (1,963)           360         3,808
    Other                                                       195           114            336           214
                                                           --------      --------       --------      --------
    Total other income (loss)                                   588         1,078         (1,312)       (2,292)
                                                           --------      --------       --------      --------

 OTHER EXPENSE
    Salaries and employee benefits                            1,300           984          2,656         1,931
    Premises and equipment expense                              391           286            794           574
    FDIC insurance premiums                                      50            26             96            52
    Marketing                                                   118            81            220           181
    Computer services                                           160            88            302           170
    Consulting fees                                              70            76            143           150
    Other                                                       413           351            813           748
                                                           --------      --------       --------      --------
    Total other expenses                                      2,502         1,892          5,024         3,806
                                                           --------      --------       --------      --------
 INCOME (LOSS) BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST                             148           150         (2,408)       (4,341)
 INCOME TAX PROVISION (BENEFIT)                                  56            60           (940)       (1,721)
                                                           --------      --------       --------      --------
 NET INCOME (LOSS) BEFORE MINORITY
    INTEREST                                                     92            90         (1,468)       (2,620)
 MINORITY INTEREST                                               20          --               49          --
                                                           --------      --------       --------      --------
 NET INCOME (LOSS)                                         $    112      $     90      $  (1,419)     $ (2,620)
                                                           ========      ========      =========      ========
 BASIC EARNINGS (LOSS) PER SHARE                           $   0.03      $   0.03      $   (0.44)     $  (0.81)
                                                           ========      ========      =========      ========

 DILUTED EARNINGS (LOSS) PER SHARE                         $   0.03      $   0.03      $   (0.44)     $  (0.81)
                                                           ========      ========      =========      ========

            See notes to unaudited consolidated financial statements.

                       HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                            Consolidated Statements of Cash Flows
                                   (Dollars in Thousands)
                                         (Unaudited)
                                                                       Six Months Ended
                                                                         December 31,
                                                                  --------------------------
                                                                      1999           1998
                                                                   ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                          $  (1,419)     $  (2,620)
 Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Provision for loan losses                                            314            245
    Depreciation                                                         384            250
    Premium and discount amortization of securities, net               1,068          1,109
    Loss on sale of securities held for trading                        2,008          6,314
    Unrealized gain on securities held for trading                      (360)        (3,808)
    Effect of minority interest                                          (49)          --
    Purchases of securities held for  trading                       (290,894)      (363,271)
    Increase in amounts due to brokers                                  --            3,898
    Proceeds from maturities of securities held for trading            8,340         26,619
    Proceeds from sales of securities held for trading               346,467        339,687
    Deferred income tax provision and other                            1,023             95
    Net decrease in assets and other liabilities                      (1,583)          (434)
                                                                   ---------      ---------

      Net cash provided by operating activities                       65,299          8,084
                                                                   ---------      ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities held to maturity                          (1,662)          --
    Purchases of securities available for sale                          (980)          --
    Proceeds from maturities of securities held to maturity               11           --
    Proceeds from maturities of securities available for sale            127             39
    Increase in loans receivable, net                                (17,080)       (71,563)
    Purchases of premises and equipment                                  (90)          (492)
                                                                   ---------      ---------
      Net cash used in investing activities                          (19,674)       (72,016)
                                                                   ---------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                          28,833         99,602
    Decrease in securities sold under agreements to repurchase       (31,378)       (49,271)
    Proceeds from Federal Home Loan Bank advances                      3,000         53,000
    Principal repayments on Federal Home Loan Bank advances          (43,000)       (39,000)
    Proceeds from note payable                                         1,000           --
    Purchase of treasury stock                                          --             (784)
    Proceeds from issuance of treasury stock                            --               73
    Dividends paid on common stock                                      (192)          (194)
                                                                   ---------      ---------
      Net cash provided by (used in) financing activities            (41,737)        63,426
                                                                   ---------      ---------

 NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                       3,888           (506)
 CASH AND CASH EQUIVALENTS
    Beginning of period                                                9,501         11,779
                                                                   ---------      ---------
 CASH AND CASH EQUIVALENTS
    End of period                                                  $  13,389      $  11,273
                                                                   =========      =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid for interest                                         $  12,132      $  16,277

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company
         -----------------------

        Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and eight full-service banking offices, five of which were opened within the past two years. The Company is a community-focused financial institution with three distinct banking units in Indiana, Kansas, and North Carolina. The Company's business includes the gathering of deposits, the origination of mortgage related and consumer loans, and the operation of a commercial loan division for business customers. It also owns a 51% interest in Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions (see Note 2). The Company manages a hedged mortgage investment portfolio, on a mark-to-market basis, to utilize excess capital until it can be deployed in community banking assets.

        Earnings per Share
        ------------------

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                         Three Months Ended               Six Months Ended
                                                             December 31,                    December 31,
                                                      ---------------------------      --------------------------
                                                        1999              1998           1999             1998
                                                      ---------         ---------      ---------        ---------
       Basic earnings per share:
          Weighted average common shares              3,205,382         3,205,339      3,205,382        3,227,694
                                                      =========         =========      =========        =========

       Diluted earnings per share:
          Weighted average common shares              3,205,382         3,205,339      3,205,382        3,227,694
          Dilutive effect of stock options (1)              ---               ---            ---              ---
                                                      ---------         ---------      ---------        ---------
          Weighted average common and
            incremental shares                        3,205,382         3,205,339      3,205,382        3,227,694
                                                     =========         =========      =========        =========

(1) No dilutive effect of stock options for the three and six months ended December 31, 1999 and 1998 was used in the calculation as the effects of the stock options were anti-dilutive.

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

        The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1999.

        In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three and six months ended December 31, 1999 include 100 percent of the revenues and expenses of HWM from the date of formation, and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

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

        The following is a summary of the Company's total  comprehensive  income
        (loss) for the interim three and six month periods ended December 31, 1999 and 1998 under SFAS No. 130:

                                                     Three Months Ended        Six Months Ended
(Dollars in Thousands)                                  December 31,             December 31,
                                                     1999         1998        1999          1998
                                                    -------      -------     -------      -------
 Net income (loss)                                  $   112      $    90     $(1,419)     $(2,620)
                                                    -------      -------     -------      -------
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising
      during period                                      (1)           6           3           19
                                                    -------      -------     -------      -------

 Other comprehensive income (loss)                       (1)           6           3           19
                                                    -------      -------     -------      -------

 COMPREHENSIVE INCOME (LOSS)                        $   111      $    96     $(1,416)     $(2,601)
                                                    =======      =======     =======      =======

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At December 31, 1999, the Company's total assets amounted to $427.8 million, as compared to $471.3 million at June 30, 1999. The $43.5 million or 9.2% decrease in total assets during the six months ended December 31, 1999 was primarily the result of a $66.6 million decrease in securities held for trading which was partially offset with a $16.7 million increase in net loans receivable and a $3.9 million increase in cash and cash equivalents. The decrease in securities held for trading is a result of the Company's reduction in the size of its investment portfolio due to narrowing mortgage spreads to Treasury, to allow for growth of loans, and to somewhat reduce earnings volatility from mark to market accounting. The increase in net loans receivable primarily reflected the Company's increase in the origination of business loans through its commercial division. The decrease in the Company's assets from June 30, 1999 to December 31, 1999 resulted in a $31.4 million decrease in securities sold under agreements to repurchase and a $40.0 million decrease in Federal Home Loan Bank advances which were partially offset by a $28.8 million increase in deposits. The growth in the deposits was primarily due to the retail deposit growth from the new North Carolina banking unit.

        Minority interest decreased by $49,000 to $888,000 at December 31, 1999. The financial statements as of and for the three and six month periods ended December 31, 1999 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

        At December 31, 1999, the Company's stockholders' equity amounted to $17.5 million, as compared to $19.1 million at June 30, 1999. The 8.4% decrease in stockholders' equity was primarily due to the $1.4 million of net loss recognized during the six month period and the quarterly $0.03 per share payments of cash dividends totaling $192,000. At December 31, 1999, the Bank's Tier 1 core capital amounted to $31.7 million or 7.4% of adjusted total assets, which exceeded the minimum 4.0% requirement by $14.7 million. Additionally, as of such date, the Bank's risk-based capital totaled $32.9 million or 11.3% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $9.5 million.


Results of Operations

        General. The Company reported earnings of $112,000 or $0.03 per share and losses of $1.4 million or $0.44 per share during the three and six months ended December 31, 1999, as compared to earnings of $90,000 or $0.03 per share and losses of $2.6 million or $0.81 per share during the prior comparable periods. The $22,000 increase in earnings during the three months ended December 31, 1999, as compared to the same period in the prior year, was primarily due to a $1.2 million increase in net interest income which was partially offset by a $610,000 increase in operating expenses, a $571,000 decrease in realized and unrealized net gains on securities held for trading, and a $102,000 increase in the provision for loan losses. The $1.2 million decrease in losses during the six months ended December 31, 1999, as compared to the same period in the prior year, was primarily due to a $2.2 million increase in net interest income and a $858,000 decrease in realized and unrealized net losses on securities held for trading which were partially offset by a $1.2 million increase in operating expenses, and a $781,000 decrease in the Company's income tax provision.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three and six months ended December 31, 1999 and 1998.

                                                             At or for the Three               At or for the Six
                                                                 Months Ended                     Months Ended
                                                                 December 31,                     December 31,
                                                           -----------------------          -----------------------
                                                             1999            1998            1999             1998
                                                             ----            ----            ----             ----
Return on average assets                                     0.09%            0.06%          -0.58%          -0.90%
Return on average equity                                     2.58             1.93          -16.18          -26.19
Interest rate spread (1)                                     1.76             0.75            1.67            0.68
Net interest margin (2)                                      1.89             0.75            1.76            0.72
Operating expenses to average assets                         2.05             1.28            2.05            1.31
Efficiency ratio (3)                                       110.85           175.51          117.83          193.10
Non-performing assets to total assets                        0.15             0.15            0.15            0.15
Loan loss reserves to non-performing loans                 515.33           289.47          515.33          289.47

-------------------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.

        Interest Income. Interest income decreased by $431,000 or 4.9% during the three months ended December 31, 1999, as compared to the same period in the prior year. This decrease was primarily due to a $2.1 million decrease in interest income from the Company's investment portfolio which was partially offset by a $1.3 million increase in interest income from the loan portfolio and a $312,000 decrease in net interest expense on interest rate contracts maintained in the trading portfolio. The decrease in interest income from the Company's investment portfolio was a result of a $148.6 million decrease in the level of the average investment portfolio which was partially offset by a 41 basis point increase in the interest yield earned. The Company substantially reduced the investment portfolio for three reasons: (1) mortgage spreads to Treasury have narrowed, (2) to allow for the growth of loans, and (3) to reduce earnings volatility from mark-to-market accounting. The increase in interest income on the loan portfolio was a direct result of the $60.2 million increase in the level of the average loan portfolio in addition to a 37 basis point increase in the interest yield earned. The net increase in the average balance and interest yield earned on the Company's loan portfolio is primarily due to the origination of business loans through its commercial division.

        Interest income decreased by $1.2 million or 6.53% during the six months ended December 31, 1999, as compared to the same period in the prior year. This decrease was primarily due to a $4.6 million decrease in interest income from the Company's investment portfolio which was partially offset by a $2.9 million increase in interest income from the loan portfolio and a $497,000 decrease in net interest expense on interest rate contracts maintained in the trading portfolio. The decrease in interest income from the Company's investment portfolio was a result of a $154.2 million decrease in the level of the average investment portfolio which was partially offset by a 21 basis point increase in the interest yield earned. The increase in interest income on the loan portfolio was a direct result of the $72.8 million increase in the level of the average loan portfolio in addition to a 19 basis point increase in the interest yield earned.

        Interest Expense. Interest expense decreased by $1.6 million during the three months ended December 31, 1999, as compared to the same period in the prior year. This decrease was primarily due to a $98.4 million decrease in the level of average interest-bearing liabilities and a 23 basis point decrease in the cost of interest-bearing liabilities resulting from an overall decrease in the wholesale and retail funding costs and a higher mix of low cost deposits.

        Interest expense decreased by $3.4 million during the six months ended December 31, 1999, as compared to the same period in the prior year. This increase was primarily due to a $86.1 million decrease in the level of average interest-bearing liabilities and a 41 basis point decrease in the cost of interest-bearing liabilities.

        Net Interest Income. Net interest income increased by $1.2 million or 113.3% during the three months ended December 31, 1999, as compared to the same period in the prior year. Net interest income increased by $2.2 million or 111.9% during the six months ended December 31, 1999, as compared to the same period in the prior year.

        Provision for Loan Losses. During the three and six months ended December 31, 1999, the Company increased the general allowance for loan losses by $197,000 and $314,000, respectively, in response to the continued loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable. During the three and six months ended December 31, 1998, the Company increased the general allowance for loan losses by $95,000 and $245,000, respectively, in response to the continued loan growth.

        Other Income (Loss). Total other income (loss) amounted to $588,000 and $(1.3) million during the three and six months ended December 31, 1999, as compared to $1.1 million and $(2.3) million during the respective periods in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

        During the three months ended December 31, 1999, the Company recognized $3.5 million of realized losses on the sale of securities held for trading, $2.5 million of realized gains on futures instruments and $1.4 million of unrealized gains on securities and hedges held for trading. During the six months ended December 31, 1999, the Company recognized $4.3 million of realized losses on the sale of securities held for trading, $2.3 million of realized gains on futures instruments and $360,000 of unrealized gains on securities and hedges held for trading. The total net realized and unrealized gain of $393,000 for the December 31, 1999 quarter was attributable to the narrowing of mortgage spreads and the selection of high performing CMBS

(commercial mortgage backed securities), as the gain on interest rate contracts hedging the investment portfolio exceeded the loss on the investment securities. The total net realized and unrealized loss of $1.6 million for the six months ended December 31, 1999 was due to overall wider spreads between comparable duration U.S. Treasury hedges and mortgage rates existing on June 30, 1999. This period's spread widening was supply-driven, as the issuance of corporate bonds was very heavy in the quarter, and financing and thus mortgage spreads were put under pressure as the Year 2000 approached.

        During the three months ended December 31, 1998, the Company recognized $1.1 million of realized gains on the sale of securities held for trading, $1.8 million realized gains on futures instruments and $2.0 million of unrealized losses on securities and hedges held for trading. During the six months ended December 31, 1998, the Company recognized $1.9 million of realized gains on the sale of securities held for trading, $8.2 million of realized losses on futures instruments and $3.8 million of unrealized gains on securities and hedges held for trading. Losses on hedge contracts during the first half of the six months ended December 31, 1998 substantially exceeded gains on mortgage investments as U.S. Treasury and mortgage rates declined to the lowest level in many years. The primary reasons for the underperformance of mortgages were (1) fears of an unprecedented wave of mortgage refinancings and (2) dramatically increased volatility in many financial markets (stocks, corporate bonds, and emerging markets). This volatility caused a flight to quality that increased risk premiums and widened spreads to comparable Treasury securities in all of these markets, including mortgage securities. During the latter half of the six months ended December 31, 1998, the slight narrowing of risk adjusted spreads on mortgages and strategic trades between adjustable and fixed rate securities contributed to a significant improvement in performance, as hedge gains exceeded the losses on the mortgage investments.

        Other Expense. Total other expense amounted to $2.5 million and $5.0 million during the three and six months ended December 31, 1999, as compared to $1.9 million and $3.8 million during the respective period in the prior year. The increase in total other expense was due to increases in salaries, premises and equipment expense, and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of new branch offices in Mission, Kansas and Chapel Hill, North Carolina), the operating systems conversion, and Year 2000 compliance related expenses.

        Income Tax Provision (Benefit). The Company recorded an income tax provision of $56,000 during the three months ended December 31, 1999 as compared to $60,000 during the respective period in the prior year. For the six months ended December 31, 1999 and 1998, the Company recorded income tax benefits of $940,000 and $1.7 million, respectively. During the three and six months ended December 31, 1999, the Company's effective tax rate amounted to 37.8% and 39.0% as compared to 40.0% and 39.6% during the same periods in 1998.


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

        The total eligible regulatory liquidity of the Bank was 14.6% at December 31, 1999, as compared to 16.7% and 15.6% at June 30, 1999 and 1998, respectively. At December 31, 1999, the Bank's average "liquid" assets totaled approximately $67.0 million, which was $48.7 million in excess of the current OTS minimum requirement.

        At December 31, 1999, the Company's total approved originated loan commitments outstanding amounted to $8.9 million, and the unused lines of credit outstanding totaled $19.9 million. At the same date, commitments outstanding to purchase investment securities and loans were $25.0 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999 totaled $143.3 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.


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


II.      THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The limited number of PCs and software that were not Year 2000 compliant were replaced in the first quarter of calendar year 1999. The cost of replacing these machines and software was approximately $43,500 in capitalized fixed assets in fiscal year 1999. The Company did not incur any significant outlays related to Year 2000 issues or readiness as of December 31, 1999.


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

         In those cases where the Company is not fully satisfied that its counterparties will be Year 2000 ready, mitigating controls will be established such as early termination agreements, additional collateral, netting arrangements, and third-party payment arrangements or guarantees. In cases where the Company has a high degree of uncertainty regarding a counterparty's ability to address its Year 2000 problems, the Company avoided all transactions with that counterparty that mature on or after January 1, 2000 with liquidity, credit, or settlement risk. The Company will not resume normal transaction activities until the counterparty has demonstrated that it is prepared for the Year 2000.


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

INVESTMENT SECURITIES
---------------------

         The Company has received assurances that the major brokers with which it trades are Year 2000 compliant. Some of the smaller regional brokers have yet to provide these assurances. Beginning in November 1999, the Company did not enter into any transactions with any brokers that were not Year 2000 compliant. In this way, the Company controlled its exposure to Year 2000 risks with these brokers. After the turn of the millennium, the Company will carefully evaluate regional brokers individually before resuming business with them. Most of the Company's securities are in safekeeping at the FHLB of Indianapolis, which has provided documentation to the Company that they are Year 2000 compliant.

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

OTHER VENDORS AND SERVICE PROVIDERS
-----------------------------------

         The Company closely monitored all of its other vendors and service providers to determine that they would be Year 2000 compliant. As of December 31, 1999, the vendors and service providers used by the Company had provided the Company with assurances that they were Year 2000 compliant. The Company did not have to replace any of its vendors or service providers.

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

         As of the filing date of this Form 10-Q, the Company's business operations have not been materially impacted by Year 2000 matters.

Segment Information

        The Company's principal business lines include community banking in the Indiana, Kansas and North Carolina markets, investment activities including treasury management, and other activities including HWM (see Notes 1 and 2) and the unconsolidated holding company functions. For the three and six months ended December 31, 1998, the other category also includes start-up costs for the North Carolina bank which opened in July of 1999 and is treated as a separate segment from that time forward. The community banking segment provides a full range of deposit products as well as mortgage, consumer and commercial loans. The investment segment is comprised of the Company's held for trading, available for sale and held to maturity securities, as well as the treasury management function. A standard investment return is allocated to each of the Community Banking segments based on whether the segment is a funds provider (excess deposits relative to loans) or user (excess loans relative to deposits). If the segment generates excess funds, then it is assigned an investment return on those excess funds of one month LIBOR plus 1.00%. If the banking segment is a funds user, those funds are provided from the Investments segment at one month LIBOR flat. The overall profitability of the Investment and Community Banking segments are therefore affected by this funds transfer methodology. The financial information for each operating segment is reported on the basis used internally by the Company's management to evaluate performance and allocate resources.

        The measurement of the performance of the operating segments is based on the management and corporate structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' asset size and results of operations if they were independent entities.

 (Dollars in Thousands)                                       Three Months Ended December 31, 1999
                                        ----------------------------------------------------------------------------------
                                                COMMUNITY BANKING
                                        --------------------------------------
                                                                      North
                                         Indiana         Kansas      Carolina        INVESTMENTS     OTHER          TOTAL
                                        ---------      ---------     ---------      ---------     ---------      ---------
    Net interest income (1)             $   1,310      $     630     $      52      $     564     $    (297)     $   2,259
    Provision for loan losses                  58            126            13           --            --              197
                                        ---------      ---------     ---------      ---------     ---------      ---------
    Net interest income after
       provision for loan losses            1,252            504            39            564          (297)         2,062

    Other operating income                    155             13          --                2            25            195
    Depreciation expense                      135             23            20             13             3            194
    Other operating expense                 1,283            343           273            208           201          2,308
                                        ---------      ---------     ---------      ---------     ---------      ---------
    CORE BANKING INCOME
       (LOSS) BEFORE TAXES                    (11)           151          (254)           345          (476)          (245)

    Realized and unrealized gain
      on securities, net of hedging          --             --            --              391             2            393


                                        ---------      ---------     ---------      ---------     ---------      ---------
    Income (loss) before income
       taxes                                  (11)           151          (254)           736          (474)           148
    Applicable income taxes                    (5)            59           (98)           287          (187)            56
                                        ---------      ---------     ---------      ---------     ---------      ---------
    NET INCOME (LOSS)
       BEFORE MINORITY
       INTEREST                                (6)            92          (156)           449          (287)            92
    Minority interest, net of taxes          --             --            --             --              20             20
                                        ---------      ---------     ---------      ---------     ---------      ---------
    NET INCOME (LOSS)                   $      (6)     $      92     $    (156)     $     449     $    (267)     $     112
                                        =========      =========     =========      =========     =========      =========

    Identifiable assets                 $ 208,765      $  53,220     $   5,107      $ 136,212     $  24,527      $ 427,831
                                        =========      =========     =========      =========     =========      =========

(1) Interest income is presented net of interest expense

 (Dollars in Thousands)                                       Six Months Ended December 31, 1999
                                        ----------------------------------------------------------------------------------
                                                COMMUNITY BANKING
                                        ---------------------------------------
                                                                        North
                                          Indiana         Kansas      Carolina        INVESTMENTS     OTHER        TOTAL
                                         ---------      ---------     ---------      ---------     ---------      ---------
    Net interest income (1)              $   2,460      $   1,130     $      53      $   1,166      $    (567)     $   4,242
    Provision for loan losses                  103            179            32           --             --              314
                                         ---------      ---------     ---------      ---------      ---------      ---------
    Net interest income after
       provision for loan losses             2,357            951            21          1,166           (567)         3,928


    Other operating income                     267             21            (1)             3             46            336
    Depreciation expense                       268             46            40             25              7            386
    Other operating expense                  2,555            691           511            421            460          4,638
                                         ---------      ---------     ---------      ---------      ---------      ---------
    CORE BANKING INCOME
       (LOSS) BEFORE TAXES                    (199)           235          (531)           723           (988)          (760)

    Realized and unrealized gain
      on securities, net of  hedging          --             --            --           (1,657)             9         (1,648)
                                         ---------      ---------     ---------      ---------      ---------      ---------
    Income (loss) before income
       taxes                                  (199)           235          (531)          (934)          (979)        (2,408)
    Applicable income taxes                    (78)            92          (206)          (363)          (385)          (940)
                                         ---------      ---------     ---------      ---------      ---------      ---------
    NET INCOME (LOSS)
       BEFORE MINORITY
       INTEREST                               (121)           143          (325)          (571)          (594)        (1,468)
    Minority interest, net of taxes           --             --            --             --               49             49


                                         ---------      ---------     ---------      ---------      ---------      ---------
    NET INCOME (LOSS)                    $    (121)     $     143     $    (325)     $    (571)     $    (545)     $  (1,419)
                                         =========      =========     =========      =========      =========      =========

    Identifiable assets                  $ 208,765      $  53,220     $   5,107      $ 136,212      $  24,527      $ 427,831
                                         =========      =========     =========      =========      =========      =========

(1)      Interest income is presented net of interest expense

 (Dollars in Thousands)                                       Three Months Ended December 31, 1998
                                           ---------------------------------------------------------------------
                                                COMMUNITY BANKING
                                           ------------------------

                                            Indiana         Kansas      INVESTMENTS       OTHER          TOTAL
                                           ---------      ---------      ---------      ---------      ---------
       Net interest income (1)             $   1,042      $     109      $     180      $    (272)     $   1,059
       Provision for loan losses                 (45)           140           --             --               95
                                           ---------      ---------      ---------      ---------      ---------
       Net interest income after
          provision for loan losses            1,087            (31)           180           (272)           964

       Other operating income                     88              1              2             23            114
       Depreciation expense                      100             18              6              3            127
       Other operating expense                 1,075            300            202            188          1,765
                                           ---------      ---------      ---------      ---------      ---------
       CORE BANKING LOSS
          BEFORE TAXES                          --             (348)           (26)          (440)          (814)

       Realized and unrealized gain
          (loss) on securities, net of
          hedging                               --             --              968             (4)           964
                                           ---------      ---------      ---------      ---------      ---------
       Income (loss) before income
          taxes                                 --             (348)           942           (444)           150
       Applicable income taxes                  --             (138)           373           (175)            60
                                           ---------      ---------      ---------      ---------      ---------
       NET INCOME (LOSS)                   $    --        $    (210)     $     569      $    (269)     $      90
                                           =========      =========      =========      =========      =========

       Identifiable assets                 $ 212,658      $  25,789      $ 303,813      $   7,677      $ 549,937
                                           =========      =========      =========      =========      =========

 (1) Interest income is presented net of interest expense

 (Dollars in Thousands)                                       Six Months Ended December 31, 1998
                                           ---------------------------------------------------------------------
                                                COMMUNITY BANKING
                                           ------------------------

                                            Indiana         Kansas      INVESTMENTS       OTHER          TOTAL
                                           ---------      ---------      ---------      ---------      ---------
       Net interest income (1)             $   1,976      $     149      $     441      $    (564)     $   2,002
       Provision for loan losses                  78            167           --             --              245
                                           ---------      ---------      ---------      ---------      ---------
       Net interest income after
          provision for loan losses            1,898            (18)           441           (564)         1,757

       Other operating income                    162              2              4             46            214
       Depreciation expense                      201             30             12              7            250
       Other operating expense                 2,188            533            414            421          3,556
                                           ---------      ---------      ---------      ---------      ---------
       CORE BANKING LOSS
          BEFORE TAXES                          (329)          (579)            19           (946)        (1,835)

       Realized and unrealized loss on
          securities, net of hedging            --             --           (2,462)           (44)        (2,506)
                                           ---------      ---------      ---------      ---------      ---------
       Loss before income taxes                 (329)          (579)        (2,443)          (990)        (4,341)
       Applicable income taxes                  (131)          (230)          (970)          (390)        (1,721)
                                           ---------      ---------      ---------      ---------      ---------
       NET LOSS                            $    (198)     $    (349)     $  (1,473)     $    (600)     $  (2,620)
                                           =========      =========      =========      =========      =========

       Identifiable assets                 $ 212,658      $  25,789      $ 303,813      $   7,677      $ 549,937
                                           =========      =========      =========      =========      =========

 (1) Interest income is presented net of interest expense

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

        The OTS requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value (NPV) of an institution's existing assets, liabilities and off-balance sheet instruments. A post shock MVPE to market value of assets (NPV) ratio can then be calculated in each interest rate scenario. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company has contracted with Smith Breeden Associates, Inc. for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, the use of various financial instruments to reduce interest rate risk and assistance in performing the required calculation of the sensitivity of its market value to changes in interest rates. In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans.

        The following table sets forth at December 31, 1999, the estimated sensitivity of the Bank's MVPE and NPV ratios to parallel yield curve shifts using the Company's internal market value calculation. The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                      -300          -200           -100        -      +100           +200            +300
----------------------------------------------------------------------------------------------------------------------------------

 Market value gain (loss) of assets         $ 37,689      $ 28,885     $   16,051      --    $(18,001)     $(36,038)     $ (53,295)
 Market value gain (loss) of liabilities      (9,617)       (6,819)        (3,655)     --       4,253         9,122         14,402
                                            --------      --------     ----------     ----   --------      --------      ---------

 Market value gain (loss) of net
   assets before interest rate contracts      28,072        22,066         12,396      --     (13,748)      (26,916)       (38,893)


 Pre-tax  market  value gain  (loss) of
    interest rate contracts                  (28,172)      (19,340)       (10,177)     --      11,268        22,848         33,976
                                            --------      --------     ----------     ----   --------      --------      ---------

 Total change in MVPE (2) (Model)           $   (100)     $  2,726      $   2,219      --    $ (2,480)     $ (4,068)     $  (4,917)
                                            ========      ========      =========     ====   ========      ========      =========

 NPV post shock ratio                            6.7%          7.5%           7.6%     7.3%       7.0%          6.9%           7.0%
                                            ========      ========      =========     ====   ========      ========      =========

 Change in MVPE as a percent of:
    MVPE (2) (Model)                            (0.3)%         9.1%             7.4%   --        (8.3)%       (13.6)%        (16.4)%

     Total assets of the Bank                    0.0%          0.6%             0.5%   --        (0.6)%        (1.0)%         (1.2)%

 Change in NPV post shock ratio                 (0.6)%         0.2%             0.3%   --        (0.3)%        (0.4)%         (0.3)%


(1)  Assumes  an  instantaneous   parallel  change  in  interest  rates  at  all
maturities.
(2)  Based on the Bank's pre-tax MVPE of $30.0 million at December 31, 1999.

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

Change in Interest Rates
   (In Basis Points)
   (Dollars in Thousands)                          -300          -200          -100         -       +100        +200        +300
----------------------------------------------------------------------------------------------------------------------------------
  After tax market value gain (loss)            $  9,640      $  6,696      $  3,505        --    $ (3,806)   $ (7,849)   $(11,913)
     of assets
  After tax market value gain (loss)
     of interest rate contracts                   (8,634)       (5,929)       (3,151)       --       3,589       7,289      10,809
                                                --------      --------      --------    --------  --------    --------    --------

  After  tax gain  (loss)  in  equity  (Model)  $  1,006      $    767      $    354        --    $   (217)   $   (560)   $ (1,104)
                                                ========      ========      ========    ========  ========    ========    ========
  After tax gain  (loss) in equity as a
    percent of the Company's  equity at
    December 31, 1999                                5.7%          4.4%          2.0%       --        (1.2)%      (3.2)%      (6.3)%

                                       19

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

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

               a) An annual meeting of stockholders ("Annual Meeting") was held on October 21, 1999.

               b)      Not applicable.

               c) Three matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

                       1) Proposal to elect three directors for a three-year term expiring in 2002 - Russell
                               Breeden III received votes for 2,897,483; withheld 4,000; not voted 303,899. Craig J. Cerny and Stanley J. Kon each received votes for 2,897,333; withheld 4,150; not voted 303,899.

                       2) Proposal to approve an amendment to the Company's Stock Option Plan - votes for 2,892,008; against 9,325; abstain 150; not voted 303,899.

                       3) Proposal to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2000 - votes for 2,900,633; against 0; abstain 850; not voted 303,899.

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


                                               HARRINGTON FINANCIAL GROUP, INC.




Date:  February 10, 2000                       By:  /s/Craig J. Cerny
                                                    -----------------
                                                    Craig J. Cerny
                                                    President



Date:  February 10, 2000                       By:  /s/John E. Fleener
                                                    ------------------
                                                    John E. Fleener
                                                    Principal Financial &
                                                    Accounting Officer