Form 10-Q
period 2000-03-31
HARRINGTON FINANCIAL GROUP INC
filed 2000-05-12
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 9, 2000, there were issued and outstanding 3,205,382 shares of the Registrant's Common Stock, par value $.125 per share.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I. Financial Information                                               Page
------- ---------------------                                               ----

Item 1. Financial Statements

          Consolidated Balance Sheets as of March 31, 2000
          (unaudited) and June 30, 1999                                       1

          Consolidated Statements of Operations (unaudited) for the three
          and nine months ended March 31, 2000 and 1999                       2

          Consolidated Statements of Cash Flows (unaudited) for the nine
          months ended March 31, 2000 and 1999                                3

          Notes to Unaudited Consolidated Financial Statements                4

Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                          7

Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

Part II. Other Information
-------- -----------------
Item 1. Legal Proceedings                                                    17
Item 2. Changes in Securities                                                17
Item 3. Defaults Upon Senior Securities                                      17
Item 4. Submission of Matters to a Vote of Security-Holders                  17
Item 5. Other Information                                                    17
Item 6. Exhibits and Reports on Form 8-K                                     17

Signatures

                    HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                              Consolidated Balance Sheets
                                 (Dollars in Thousands)
                                      (Unaudited)
                                                               March 31,      June 30,
                                                                 2000          1999
                                                               ---------     ---------
 ASSETS

    Cash                                                       $   2,025     $   1,414
    Interest-bearing deposits                                     16,408         8,087
                                                               ---------     ---------
      Total cash and cash equivalents                             18,433         9,501
    Securities held for trading - at fair value
      (amortized cost of $61,142 and $188,130)                    59,804       183,200
    Securities available for sale - at fair value
      (amortized cost of $60,269 and $461)                        60,343           502
    Securities held to maturity - at amortized cost                4,020            44
    Loans receivable, net                                        282,650       259,631
    Interest receivable, net                                       2,032         2,340
    Premises and equipment, net                                    6,007         6,499
    Federal Home Loan Bank of Indianapolis stock                   4,879         4,878
    Other                                                          5,487         4,744
                                                               ---------     ---------
      Total assets                                             $ 443,655     $ 471,339
                                                               =========     =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

    Deposits                                                   $ 368,096     $ 333,245
    Securities sold under agreements to repurchase                16,663        60,198
    Federal Home Loan Bank advances                                 --          40,000
    Interest payable on securities sold under agreements to
      repurchase                                                       3            66
    Other interest payable                                         2,564         1,925
    Note payable                                                  14,995        13,995
    Due to brokers                                                21,412          --
    Advance payments by borrowers for taxes and insurance          1,332           795
    Accrued expenses payable and other liabilities                   801         1,039
                                                               ---------     ---------
      Total liabilities                                          425,866       451,263
                                                               ---------     ---------
    Minority interest                                                864           937
                                                               ---------     ---------

    Common stock                                                     425           425
    Additional paid-in-capital                                    16,946        16,946
    Treasury stock, 194,556 shares at cost                        (2,162)       (2,162)
    Retained earnings                                              1,671         3,905
    Accumulated other comprehensive income, net of taxes              45            25
                                                               ---------     ---------
      Total stockholders' equity                                  16,925        19,139
                                                               ---------     ---------
        Total liabilities and stockholders' equity             $ 443,655     $ 471,339
                                                               =========     =========

            See notes to unaudited consolidated financial statements.

                             HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                  Consolidated Statements of Operations
                                 (Dollars in Thousands Except Share Data)
                                               (Unaudited)

                                                           Three Months Ended        Nine Months Ended
                                                                 March 31,               March 31,
                                                         ---------------------     ---------------------
                                                           2000         1999         2000         1999
                                                         --------     --------     --------     --------
 INTEREST INCOME
    Securities held for trading                           $  1,657     $  4,096     $  7,947     $ 15,033
    Securities available for sale                               73           16          109           55
    Securities held to maturity                                 60            4           97           14
    Loans receivable                                         5,313        4,408       15,076       11,302
    Dividends on Federal Home Loan Bank stock                   97           96          294          293
    Deposits                                                   260          166          633          444
    Net interest expense on interest rate
      contracts maintained in the trading portfolio            (16)         (53)         (72)        (606)
                                                          --------     --------     --------     --------
    Interest income                                          7,444        8,733       24,084       26,535
                                                          --------     --------     --------     --------
 INTEREST EXPENSE
    Deposits                                                 4,753        3,809       13,417       10,031
    Federal Home Loan Bank advances                           --            706        1,106        1,860
    Short-term borrowings                                      304        2,153        2,318       10,009
    Long-term borrowings                                       330          266          944          834
                                                          --------     --------     --------     --------
    Interest expense                                         5,387        6,934       17,785       22,734
                                                          --------     --------     --------     --------
 NET INTEREST INCOME                                         2,057        1,799        6,299        3,801
 PROVISION FOR LOAN LOSSES                                     164          169          478          414
                                                          --------     --------     --------     --------
 NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                1,893        1,630        5,821        3,387
                                                          --------     --------     --------     --------
 OTHER INCOME (LOSS)
    Gain (loss) on sale of securities held for trading      (3,843)       5,443       (5,852)        (871)
    Unrealized gain (loss) on securities held for
       trading                                               3,232       (3,983)       3,592         (175)
    Other                                                      209          108          546          321
                                                          --------     --------     --------     --------

    Total other income (loss)                                 (402)       1,568       (1,714)        (725)
                                                          --------     --------     --------     --------

 OTHER EXPENSE
    Salaries and employee benefits                           1,294        1,239        3,993        3,492
    Premises and equipment expense                             387          311        1,169          883
    FDIC insurance premiums                                     18           33          115           85
    Marketing                                                   88           57          307          238
    Computer services                                          153          172          455          342
    Consulting fees                                             67           76          210          227
    Other                                                      389          291        1,171          718
                                                          --------     --------     --------     --------
    Total other expenses                                     2,396        2,179        7,420        5,985
                                                          --------     --------     --------     --------
 INCOME (LOSS) BEFORE INCOME TAX
    PROVISION AND MINORITY INTEREST                           (905)       1,019       (3,313)      (3,323)
 INCOME TAX PROVISION (BENEFIT)                               (356)         411       (1,296)      (1,310)
                                                          --------     --------     --------     --------
 NET INCOME (LOSS) BEFORE MINORITY
    INTEREST                                                  (549)         608       (2,017)      (2,013)
 MINORITY INTEREST                                              23           14           72           14
                                                          --------     --------     --------     --------
 NET INCOME (LOSS)                                        $   (526)    $    622     $ (1,945)    $ (1,999)
                                                          ========     ========     ========     ========

 BASIC EARNINGS (LOSS) PER SHARE                          $  (0.16)    $   0.19     $  (0.61)    $  (0.62)
                                                          ========     ========     ========     ========

 DILUTED EARNINGS (LOSS) PER SHARE                        $  (0.16)    $   0.19     $  (0.61)    $  (0.62)
                                                          ========     ========     ========     ========

            See notes to unaudited consolidated financial statements.

                      HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                           Consolidated Statements of Cash Flows
                                   (Dollars in Thousands)
                                        (Unaudited)
                                                                     Nine Months Ended
                                                                           March 31,
                                                                   -----------------------
                                                                     2000           1999
                                                                   ---------     ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                         $  (1,945)    $  (1,999)
 Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Provision for loan losses                                           478           414
    Depreciation                                                        579           377
    Premium and discount amortization of securities, net              1,170         1,858
    Loss on sale of securities held for trading                       5,852           871
    Loss on disposal of fixed assets                                      8          --
    Unrealized loss (gain) on securities held for trading            (3,592)          175
    Effect of minority interest                                         (72)          (14)
    Purchases of securities held for  trading                      (319,293)     (573,000)
    Increase in amounts due to brokers                               21,412          --
    Proceeds from maturities of securities held for trading          10,065        41,703
    Proceeds from sales of securities held for trading              429,194       576,105
    Net increase in other assets and liabilities                        440         1,851
                                                                  ---------     ---------

      Net cash provided by operating activities                     144,296        48,341
                                                                  ---------     ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities held to maturity                         (4,011)         --
    Purchases of securities available for sale                      (59,991)         --
    Proceeds from maturities of securities held to maturity              35          --
    Proceeds from maturities of securities available for sale           167           420
    Increase in loans receivable, net                               (23,497)      (98,039)
    Minority interest                                                  --             980
    Purchases of premises and equipment                                 (95)         (660)
                                                                  ---------     ---------
      Net cash used in investing activities                         (87,392)      (97,299)
                                                                  ---------     ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                         34,851       143,563
    Decrease in securities sold under agreements to repurchase      (43,535)     (104,746)
    Proceeds from Federal Home Loan Bank advances                     3,000        83,000
    Principal repayments on Federal Home Loan Bank advances         (43,000)      (69,000)
    Proceeds from note payable                                        1,000           500
    Purchase of treasury stock                                         --            (784)
    Proceeds from issuance of treasury stock                           --              73
    Dividends paid on common stock                                     (288)         (290)
                                                                  ---------     ---------
      Net cash provided by (used in) financing activities           (47,972)       52,316
                                                                  ---------     ---------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                            8,932         3,358
 CASH AND CASH EQUIVALENTS
    Beginning of period                                               9,501        11,779
                                                                  ---------     ---------
 CASH AND CASH EQUIVALENTS
    End of period                                                 $  18,433     $  15,137
                                                                  =========     =========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Cash paid for interest                                        $  17,962     $  23,225

            See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Business of the Company
         -----------------------

        Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and eight full-service banking offices, five of which were opened since December 1997. The Company is a community-focused financial institution with three distinct banking units in Indiana, Kansas, and North Carolina. The Company's business includes the gathering of deposits, the origination of mortgage related and consumer loans, and the operation of a commercial loan division for business customers. It also owns a 51% interest in Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions (see Note 2). The Company manages a hedged mortgage investment portfolio to utilize excess capital until it can be deployed in community banking assets.

        Earnings per Share
        ------------------

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                          Three Months Ended               Nine Months Ended
                                                              March 31,                        March 31,
                                                      ---------------------------      ---------------------------
                                                         2000              1999           2000             1999
                                                      ---------         ---------      ---------        ---------
       Basic earnings per share:
          Weighted average common shares              3,205,382         3,205,366      3,205,382        3,220,360
                                                      =========         =========      =========        =========

       Diluted earnings per share:
          Weighted average common shares              3,205,382         3,205,366      3,205,382        3,220,360
          Dilutive effect of stock options (1)              ---               ---            ---              ---
                                                      ---------         ---------      ---------        ---------
          Weighted average common and
            incremental shares                        3,205,382         3,205,366      3,205,382        3,220,360
                                                      =========         =========      =========        =========

(1) No dilutive effect of stock options for the three and nine months ended March 31, 2000 and 1999 was used in the calculation as the effects of the stock options were anti-dilutive.

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

        The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2000. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 1999.

        In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three and nine months ended March 31, 2000 include 100 percent of the revenues and expenses of HWM from the date of formation, and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

        Reclassifications   of  certain   amounts   in  the  fiscal   year  1999
        consolidated financial statements have been made to conform to the fiscal year 2000 presentation.

Note 3 - Comprehensive Income
         --------------------

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

        The following is a summary of the Company's total  comprehensive  income
        (loss) for the interim three and nine month periods ended March 31, 2000 and 1999 under SFAS No. 130:

                                                                Three Months Ended          Nine Months Ended
          (Dollars in Thousands)                                     March 31,                   March 31,
                                                                 2000         1999          2000         1999
                                                               --------    ----------     -------     --------
         Net income (loss)                                     $   (526)   $      622     $(1,945)    $ (1,999)
                                                               --------    ----------     -------     --------
         Other comprehensive income, net of tax:
           Unrealized gains on securities:
              Unrealized holding gains arising
              during period                                          17             4          20           23
                                                               --------    ----------     -------     --------
         Other comprehensive income                                  17             4          20           23
                                                               --------    ----------     -------     --------
         COMPREHENSIVE INCOME (LOSS)                           $   (509)   $      626     $(1,925)    $ (1,976)
                                                               =========   ==========     ========    =========

Note 4 - Recent Accounting Pronouncements
         --------------------------------

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

Note 5 - Subsequent Event
         ----------------

        The Company has entered into a definitive agreement with Union Bank and Trust to sell the Bank's two southern Indianapolis branches which have been operating since March 1998 and had $38.8 million in deposits at March 31, 2000. The Company determined that the branches did not strategically fit with its market development on the north side of Indianapolis in Hamilton County and operated at efficiency levels well below its target levels. This transaction, subject to regulatory approval, is estimated to generate a gross profit before expenses of $1.3 million and is expected to close in the June 2000 quarter. The actual proceeds may vary depending on the level of eligible deposits at closing.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        At March 31, 2000, the Company's total assets amounted to $443.7 million, as compared to $471.3 million at June 30, 1999. The $27.7 million or 5.9% decrease in total assets during the nine months ended March 31, 2000 was primarily the result of a $123.4 million decrease in securities held for trading which was partially offset with a $59.8 million increase in securities available for sale, a $23.0 million increase in net loans receivable and an $8.9 million increase in cash and cash equivalents. The decrease in securities held for trading is a result of the Company's reduction in the overall size of its investment portfolio to allow for growth of loans and to reduce earnings volatility from mark to market accounting. This decrease was partially offset by the increase in the securities available for sale. The increase in net loans receivable primarily reflected the Company's increase in the origination of business loans through its commercial division. The decrease in the Company's assets from June 30, 1999 to March 31, 2000 resulted in a $43.5 million decrease in securities sold under agreements to repurchase and a $40.0 million decrease in Federal Home Loan Bank advances which were partially offset by a $34.9 million increase in deposits and a $21.4 million increase in amounts due to brokers. The growth in the deposits was primarily due to the retail deposit growth from the new North Carolina banking unit.

        Minority interest decreased by $73,000 from June 30, 1999 to $864,000 at March 31, 2000. The financial statements as of and for the three and nine month periods ended March 31, 2000 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

        At March 31, 2000, the Company's stockholders' equity amounted to $16.9 million, as compared to $19.1 million at June 30, 1999. The 11.6% decrease in stockholders' equity was primarily due to the $1.9 million of net loss recognized during the nine month period and the quarterly $0.03 per share payments of cash dividends totaling $288,000. At March 31, 2000, the Bank's Tier 1 core capital amounted to $30.4 million or 6.9% of adjusted total assets, which exceeded the minimum 4.0% requirement by $12.8 million. Additionally, as of such date, the Bank's risk-based capital totaled $31.7 million or 13.3% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $12.7 million.


Results of Operations

         General. The Company reported losses of $526,000 or $0.16 per share and $1.9 million or $0.61 per share during the three and nine months ended March 31, 2000, as compared to earnings of $622,000 or $0.19 per share and losses of $2.0 million or $0.62 per share during the prior comparable periods. The $1.1 million decrease in earnings during the three months ended March 31, 2000, as compared to the same period in the prior year, was primarily due to a $2.1 million decrease in realized and unrealized net gains on securities held for trading and a $217,000 increase in operating expenses which were partially offset by a $258,000 increase in net interest income and a $767,000 decrease in the Company's income tax provision. The $54,000 decrease in losses during the nine months ended March 31, 2000, as compared to the same period in the prior year, was primarily due to a $2.5 million increase in net interest income which was partially offset by a $1.4 million increase in operating expenses and a $1.2 million increase in realized and unrealized net losses on securities held for trading.

        Selected   Financial  Ratios.  The  following  schedule  shows  selected financial ratios for the three and nine months ended March 31, 2000 and 1999.

                                                           At or for the Three               At or for the Nine
                                                              Months Ended                     Months Ended
                                                                March 31,                         March 31,
                                                         -------------------------        -------------------------
                                                           2000             1999            2000            1999
                                                         --------        ---------        --------        --------
Return on average assets                                    -0.50%            0.45%          -0.55%          -0.47%
Return on average equity                                   -12.78            12.73          -14.70          -13.43
Interest rate spread (1)                                     1.94             1.29            1.75            0.88
Net interest margin (2)                                      2.04             1.34            1.84            0.92
Operating expenses to average assets                         2.30             1.57            2.10            1.40
Efficiency ratio (3)                                       113.12           125.37          115.69          161.36
Non-performing assets to total assets                        0.11             0.14            0.11            0.14
Loan loss reserves to non-performing loans               1,807.50           366.82        1,807.50          366.82

---------------------------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.


        Interest Income. Interest income decreased by $1.3 million or 14.8% during the three months ended March 31, 2000, as compared to the same period in the prior year. This decrease was primarily due to a $2.3 million decrease in interest income from the Company's investment portfolio which was partially offset by a $905,000 increase in interest income from the loan portfolio. The decrease in interest income from the Company's investment portfolio was a result of a $163.4 million decrease in the level of the average investment portfolio which was partially offset by a 76 basis point increase in the interest yield earned. The Company substantially reduced the investment portfolio to allow for the growth of loans and to reduce earnings volatility from mark-to-market accounting. The increase in interest income on the loan portfolio was a direct result of the $33.5 million increase in the level of the average loan portfolio in addition to a 56 basis point increase in the interest yield earned. The net increase in the average balance and interest yield earned on the Company's loan portfolio is primarily due to the origination of business loans through its commercial division.

        Interest income decreased by $2.5 million or 9.2% during the nine months ended March 31, 2000, as compared to the same period in the prior year. This decrease was primarily due to a $6.9 million decrease in interest income from the Company's investment portfolio which was partially offset by a $3.8 million increase in interest income from the loan portfolio and a $534,000 decrease in net interest expense on interest rate contracts maintained in the trading portfolio. The decrease in interest income from the Company's investment portfolio was a result of a $161.2 million decrease in the level of the average investment portfolio which was partially offset by a 65 basis point increase in the interest yield earned. The increase in interest income on the loan portfolio was a direct result of the $60.4 million increase in the level of the average loan portfolio in addition to a 22 basis point increase in the interest yield earned. Maturities and change in composition of the interest rate contract agreements were primarily the cause of the decrease in net interest expense on interest rate contracts maintained in the trading portfolio.

        Interest Expense. Interest expense decreased by $1.5 million during the three months ended March 31, 2000, as compared to the same period in the prior year. This decrease was primarily due to a $128.0 million decrease in the level of average interest-bearing liabilities which was partially offset by a 22 basis point increase in the cost of interest-bearing liabilities.

         Interest expense decreased by $4.9 million during the nine months ended March 31, 2000, as compared to the same period in the prior year. This increase was primarily due to a $5.0 million decrease in the level of average interest-bearing liabilities and a 26 basis point decrease in the cost of interest-bearing liabilities.

        Net Interest Income. Net interest income increased by $258,000 or 14.3% during the three months ended March 31, 2000, as compared to the same period in the prior year. Net interest income increased by $2.5 million or 65.7% during the nine months ended March 31, 2000, as compared to the same period in the prior year. The net interest margin, defined as net interest income divided by average interest-earning assets, for the three and nine months ended March 31, 2000 was 2.04% and 1.84%, respectively, as compared to 1.34% and 0.92% for the three and nine months ended March 31, 1999.

        Provision for Loan Losses. During the three and nine months ended March 31, 2000, the Company increased the general allowance for loan losses by $164,000 and $478,000, respectively, in response to the continued loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable. During the three and nine months ended March 31, 1999, the Company increased the general allowance for loan losses by $169,000 and $414,000, respectively, in response to the continued loan growth.

        Other Income (Loss). Total other income (loss) amounted to $(402,000) and $(1.7) million during the three and nine months ended March 31, 2000, as compared to $1.6 million and $(725,000) during the respective periods in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

        During the three months ended March 31, 2000, the Company recognized $4.4 million of realized losses on the sale of securities held for trading, $594,000 of realized gains on futures instruments and $3.2 million of unrealized gains on securities and hedges held for trading. During the nine months ended March 31, 2000, the Company recognized $8.7 million of realized losses on the sale of securities held for trading, $2.8 million of realized gains on futures instruments and $3.6 million of unrealized gains on securities and hedges held for trading. The total net realized and unrealized loss of $611,000 for the March 31, 2000 quarter was attributable to the widening of spreads between the Company's mortgage investment securities and its LIBOR hedges. In the March 2000 quarter, the U.S. Treasury Department announced that it would redeem Treasury notes and bonds, causing a supply/demand imbalance between Treasury and other debt instruments, and officials announced that they were supporting legislation for the privatization of government sponsored enterprises such as the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). The latter event caused the yields on the debt and mortgage securities of these entities to widen to both Treasury and LIBOR. The total net realized and unrealized loss of $2.3 million for the nine months ended March 31, 2000 was due to overall wider spreads between comparable duration U.S. Treasury hedges and mortgage rates existing on June 30, 1999.

        During the three months ended March 31, 1999, the Company recognized $9,000 of realized gains on the sale of securities held for trading and $5.4 million of realized gains on futures instruments which were partially offset by $4.0 million of unrealized losses on securities and hedges held for trading. During the nine months ended March 31, 1999, the Company recognized $1.9 million of realized gains on the sale of securities held for trading, $2.8 million of realized losses on futures instruments and $175,000 of unrealized losses on securities and hedges held for trading. Losses on hedge contracts during the six months ended December 31, 1998 substantially exceeded gains on mortgage investments as U.S. Treasury and mortgage rates declined to the lowest level in many years. The primary reasons for the underperformance of mortgages were (1) fears of an unprecedented wave of mortgage refinancings and (2) dramatically increased volatility in many financial markets (stocks, corporate bonds, and emerging markets). This volatility caused a flight to quality that increased risk premiums and widened spreads to comparable Treasury securities in all of these markets, including mortgage securities. During the latter part of the nine months ended March 31, 1999, the slight narrowing of risk adjusted spreads on mortgages and strategic trades between adjustable and fixed rate securities contributed to a significant improvement in performance, as hedge gains exceeded the losses on the mortgage investments.

        Other Expense. Total other expense amounted to $2.4 million and $7.4 million during the three and nine months ended March 31, 2000, as compared to $2.2 million and $6.0 million during the respective period in the prior year. The increase in total other expense was due to increases in salaries, premises and equipment expense, and other operating expenses, which were primarily the result of the Company's retail growth (including the opening of new branch offices in Mission, Kansas and Chapel Hill, North Carolina), the operating systems conversion, and Year 2000 compliance related expenses.

        In order to streamline the senior management organization and increase operating efficiency, the senior management organization was realigned in the March 2000 quarter. As a result of this realignment, the Chief Operating Officer position, two mortgage loan operations positions, and a marketing staff position were eliminated. These changes, along with the sale of the two southern Indiana branches, will enable the Company to reduce future operating expenses.

         Income Tax Provision (Benefit). The Company recorded an income tax benefit of $356,000 during the three months ended March 31, 2000 as compared to a provision of $411,000 during the respective period in the prior year. For the nine months ended March 31, 2000 and

1999, the Company recorded income tax benefits of $1.3 million. During the three and nine months ended March 31, 2000, the Company's effective tax rate amounted to 39.3% and 39.1% as compared to 40.3% and 39.4% during the same periods in fiscal year 1999.

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

        The total eligible regulatory liquidity of the Bank was 16.5% at March 31, 2000, as compared to 16.7% and 15.6% at June 30, 1999 and 1998, respectively. At March 31, 2000, the Bank's average "liquid" assets totaled approximately $74.6 million, which was $56.5 million in excess of the current OTS minimum requirement.

        At March 31, 2000, the Company's total approved originated loan commitments outstanding amounted to $2.0 million, and the unused lines of credit outstanding totaled $22.6 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2000 totaled $150.5 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.


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

Segment Information

        The Company's principal business lines include community banking in the Indiana, Kansas and North Carolina markets, investment activities including treasury management, HWM (see Notes 1 and 2) and other activities including the unconsolidated holding company functions. For the three and nine months ended March 31, 1999, the other category also includes start-up costs for the North Carolina bank which opened in July of 1999 and is treated as a separate segment from that time forward. In addition, the results of operations of the Company's trust department through January 31, 1999 are included in the other category for the three and nine months ended March 31, 1999. The community banking segment provides a full range of deposit products as well as mortgage, consumer and commercial loans in its designated markets. The investment segment is comprised of the Company's held for trading, available for sale and held to maturity securities, as well as the treasury management function. A standard investment return is allocated to each of the Community Banking segments based on whether the segment is a funds provider (excess deposits relative to loans) or user (excess loans relative to deposits). If the segment generates excess funds, then it is assigned an investment return on those excess funds of one month LIBOR plus 0.75%. If the banking segment is a funds user, those funds are provided from the Investments segment at one month LIBOR flat. The overall profitability of the Investment and Community Banking segments is therefore affected by this funds transfer methodology. The financial information for each operating segment is reported on the basis used internally by the Company's management to evaluate performance and allocate resources.

        The measurement of the performance of the operating segments is based on the management and corporate structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' asset size and results of operations if they were independent entities.

                                                                       Three Months Ended March 31, 2000
                                      ---------------------------------------------------------------------------------------------
 (Dollars in Thousands)                         COMMUNITY BANKING
                                      -----------------------------------------
                                        Indiana        Kansas    North Carolina  INVESTMENTS      HWM          OTHER         TOTAL
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Net interest income
     (expense)(1)                     $   1,232     $     607     $      98     $     424     $      24     $    (328)    $   2,057
    Provision for loan losses               (20)         (137)           (7)         --            --            --            (164)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Net interest income
     (expense) after
       provision for loan losses          1,212           470            91           424            24          (328)        1,893


    Other operating income                  177            16             2             1            29          --             225
    Depreciation expense                    132            28            19            10             2             2           193
    Other operating expense               1,166           324           247           207           127           132         2,203
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    CORE BANKING INCOME
       (LOSS) BEFORE TAXES                   91           134          (173)          208           (76)         (462)         (278)

    Realized and unrealized
     gain (loss)
     on securities, net of hedging           --            --            --          (618)           --             7          (611)
    Loss on sale of REO/repo autos          (16)           --            --            --            --            --           (16)

                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before                     75           134          (173)         (410)          (76)         (455)         (905)
     income taxes
    Applicable income taxes                  29            52           (68)         (159)          (29)         (181)         (356)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    NET INCOME (LOSS) BEFORE
       MINORITY  INTEREST                    46            82          (105)         (251)          (47)         (274)         (549)
    Minority interest, net of taxes        --            --            --            --              23          --              23
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    NET INCOME (LOSS)                 $      46     $      82     $    (105)    $    (251)    $     (24)    $    (274)    $    (526)
                                      =========     =========     =========     =========     =========     =========     =========

    Identifiable assets               $ 224,821     $  54,540     $   7,796     $ 146,973     $   1,755     $   7,770     $ 443,655
                                      =========     =========     =========     =========     =========     =========     =========

(1) Interest income is presented net of interest expense

                                                                       Nine Months Ended March 31, 2000
                                      ---------------------------------------------------------------------------------------------
 (Dollars in Thousands)                         COMMUNITY BANKING
                                      -----------------------------------------
                                        Indiana        Kansas    North Carolina  INVESTMENTS      HWM          OTHER         TOTAL
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Net interest income
     (expense) (1)                    $   3,625     $   1,741     $     162     $   1,643     $      68     $    (940)    $   6,299
    Provision for loan losses              (123)         (316)          (39)         --            --            --            (478)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Net interest income
     (expense) after                      3,502         1,425           123         1,643            68          (940)        5,821
       provision for loan losses


    Other operating income                  477            37             1             3            75          --             593
    Depreciation expense                    397            82            57            32             6             6           580
    Other operating expense               3,724         1,008           759           631           378           340         6,840
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    CORE BANKING INCOME
       (LOSS) BEFORE TAXES                 (142)          372          (692)          983          (241)       (1,286)       (1,006)

    Realized and unrealized
     gain (loss)
       on securities, net of hedging       --            --            --          (2,276)         --              16        (2,260)

    Loss on sale of REO/repo autos          (47)         --            --            --            --            --             (47)

                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before                   (189)          372          (692)       (1,293)         (241)       (1,270)       (3,313)
     income taxes
    Applicable income taxes                 (75)          144          (270)         (499)          (93)         (503)       (1,296)
                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    NET INCOME (LOSS) BEFORE
       MINORITY  INTEREST                  (114)          228          (422)         (794)         (148)         (767)       (2,017)
    Minority interest, net of taxes        --            --            --            --              72          --              72

                                      ---------     ---------     ---------     ---------     ---------     ---------     ---------
    NET INCOME (LOSS)                 $    (114)    $     228     $    (422)    $    (794)    $     (76)    $    (767)    $  (1,945)
                                      =========     =========     =========     =========     =========     =========     =========

    Identifiable assets               $ 224,821     $  54,540     $   7,796     $ 146,973     $   1,755     $   7,770     $ 443,655
                                      =========     =========     =========     =========     =========     =========     =========

 (1) Interest income is presented net of interest expense

   (Dollars in Thousands)                                                Three Months Ended March 31, 1999
                                              ------------------------------------------------------------------------------
                                                 COMMUNITY BANKING
                                              -----------------------
                                               Indiana       Kansas      INVESTMENTS      HWM          OTHER         TOTAL
                                              ---------     ---------     ---------    ---------     ---------     ---------
       Net interest income (expense)(1)       $   1,225     $     265     $     562    $      12     $    (265)    $   1,799
       Provision for loan losses                    (56)         (113)         --           --            --            (169)
                                              ---------     ---------     ---------    ---------     ---------     ---------
       Net interest income (expense)
       after provision for loan losses            1,169           152           562           12          (265)        1,630

       Other operating income                        85             5             1           10             7           108
       Depreciation expense                         100            18             6            1             2           127
       Other operating expense                    1,244           313           234           67           194         2,052
                                              ---------     ---------     ---------    ---------     ---------     ---------
       CORE BANKING INCOME (LOSS)
          BEFORE TAXES                              (90)         (174)          323          (46)         (454)         (441)

       Realized and unrealized gain (loss)
          on securities, net of hedging            --            --           1,467         --              (7)        1,460

                                              ---------     ---------     ---------    ---------     ---------     ---------
       Income (loss) before income
          taxes                                     (90)         (174)        1,790          (46)         (461)        1,019
       Applicable income taxes                      (35)          (67)          711          (19)         (179)         (411)
                                              ---------     ---------     ---------    ---------     ---------     ---------
         NET INCOME (LOSS) BEFORE
          MINORITY  INTEREST                        (55)         (107)        1,079          (27)         (282)          608
         Minority interest, net of  taxes          --            --            --             14          --              14


                                              ---------     ---------     ---------    ---------     ---------     ---------
         NET INCOME (LOSS)                    $     (55)    $    (107)    $   1,079    $     (13)    $    (282)    $     622
                                              =========     =========     =========    =========     =========     =========

       Identifiable assets                    $ 223,468     $  40,513     $ 264,315    $   1,883     $   8,132     $ 538,311
                                              =========     =========     =========    =========     =========     =========

(1)      Interest income is presented net of interest expense

   (Dollars in Thousands)                                              Nine Months Ended March 31, 1999
                                            ------------------------------------------------------------------------------
                                               COMMUNITY BANKING
                                            -----------------------
                                             Indiana       Kansas      INVESTMENTS      HWM          OTHER         TOTAL
                                            ---------     ---------     ---------    ---------     ---------     ---------
       Net interest income (expense)(1)     $   3,201     $     414     $   1,003     $      12     $    (829)    $   3,801

       Provision for loan losses                 (134)         (280)         --            --            --            (414)
                                            ---------     ---------     ---------     ---------     ---------     ---------
       Net interest income (expense)
       after provision for loan losses          3,067           134         1,003            12          (829)        3,387


       Other operating income                     247             7             5            10            52           321
       Depreciation expense                       301            48            18             1             9           377
       Other operating expense                  3,432           846           648            67           615         5,608
                                            ---------     ---------     ---------     ---------     ---------     ---------
       CORE BANKING INCOME (LOSS)
          BEFORE TAXES                           (419)         (753)          342           (46)       (1,401)       (2,277)

       Realized and unrealized loss
          on securities, net of hedging          --            --            (995)         --             (51)       (1,046)
                                            ---------     ---------     ---------     ---------     ---------     ---------
       Loss before income taxes                  (419)         (753)         (653)          (46)       (1,452)       (3,323)
       Applicable income taxes                   (166)         (297)          259           (19)          569         1,310
                                            ---------     ---------     ---------     ---------     ---------     ---------
         NET LOSS BEFORE
          MINORITY  INTEREST                     (253)         (456)         (394)          (27)         (883)       (2,013)
         Minority interest, net of taxes         --            --            --              14          --              14
                                            ---------     ---------     ---------     ---------     ---------     ---------
         NET LOSS                           $    (253)    $    (456)    $    (394)    $     (13)    $    (883)    $  (1,999)
                                            =========     =========     =========     =========     =========     =========

       Identifiable assets                  $ 223,468     $  40,513     $ 264,315     $   1,883     $   8,132     $ 538,311
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

        The following table sets forth at March 31, 2000, the estimated sensitivity of the Bank's MVPE and NPV ratios to parallel yield curve shifts using the Company's internal market value calculation. The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

Change in Interest Rates
   (In Basis Points)(1)
   (Dollars in Thousands)                       -300          -200          -100        -         +100          +200         +300
----------------------------------------------------------------------------------------------------------------------------------
 Market value gain (loss) of assets          $  24,388     $ 19,034     $  10,762       --     $ (12,390)    $(24,922)    $(36,978)
 Market value gain (loss) of liabilities        (9,335)      (6,676)       (3,621)      --         4,346         9,331      14,597
                                             ----------    ---------    ----------    ------   ---------     ---------    ---------
 Market value gain (loss) of net
    assets before interest rate contracts       15,053       12,358         7,141       --        (8,044)      (15,591)    (22,381)

 Pre-tax market value gain (loss) of
    interest rate contracts                    (17,292)     (12,054)       (6,355)      --         6,797        13,665      20,353
                                             ----------    ----------   ----------    ------   ---------     ---------    ---------
 Total change in MVPE (2) (Model)           $   (2,239)   $     304      $    786       --      $ (1,247)    $  (1,926)   $ (2,028)
                                             ==========    ==========   ==========    ======   =========     =========    =========
 NPV post shock ratio                              6.6%         7.3%          7.5%     7.5%          7.4%          7.5%        7.7%
                                             ==========    ==========   ==========    ======   =========     =========    =========
 Change in MVPE as a percent of:
    MVPE (2) (Model)                              (7.3)%        1.0%        2.6%        --         (4.1)%         (6.3)%     (6.7)%

     Total assets of the Bank                     (0.5)%        0.1%        0.2%        --         (0.3)%         (0.4)%     (0.5)%

 Change in NPV post shock ratio                   (0.9)%       (0.2)%       0.0%        --         (0.1)%          0.0%       0.2%

(1)  Assumes  an  instantaneous   parallel  change  in  interest  rates  at  all
     maturities.
(2)  Based on the Bank's pre-tax MVPE of $30.5 million at March 31, 2000.

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

Change in Interest Rates
   (In Basis Points)
   (Dollars in Thousands)                         -300          -200          -100         -       +100          +200       +300
----------------------------------------------------------------------------------------------------------------------------------
 After tax market value gain (loss)
    of assets                                   $ 2,631      $   1,723    $     913        --    $ (1,132)   $ (2,449)    $(3,894)
 After tax market value gain (loss)
    of interest rate contracts                   (2,237)        (1,566)        (817)       --         869       1,768       2,680
                                                -------      ---------    ---------     -------  --------    --------     -------

 After  tax gain  (loss)  in  equity (Model)    $   394      $     157    $      96        --    $   (263)    $  (681)    $(1,214)
                                                =======      =========    =========     =======  ========    ========     =======

 After tax gain  (loss) in equity as a
 percent of the Company's  equity
 at March 31, 2000                                  2.3%           0.9%         0.6%       --        (1.6)%      (4.0)%      (7.2)%

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

               None.

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



                                   HARRINGTON FINANCIAL GROUP, INC.




Date:  May 9, 2000                 By: /s/ Craig J. Cerny
                                       ------------------
                                       Craig J. Cerny
                                       President



Date:  May 9, 2000                 By: /s/ John E. Fleener
                                       -------------------
                                       John E. Fleener
                                       Principal Financial & Accounting Officer