Form 10-K405
period 2000-06-30
HARRINGTON FINANCIAL GROUP INC
filed 2000-09-29
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: June 30, 2000

                                       OR

 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Indiana                                    48-1050267
---------------------------------------               --------------------------
       (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

    722 East Main Street, P. O. Box 968
             Richmond, Indiana                                    47375
--------------------------------------------             -----------------------
           (Address of Principal                                (Zip Code)
            Executive Offices)

       Registrant's telephone number, including area code: (765) 962-8531

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.125 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]   No [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 25, 2000, the aggregate value of the 931,808 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,228,112 shares held by all directors and executive officers of the Registrant as a group, was approximately $5.8 million. This figure is based on the last known trade price of $6.25 per share of the Registrant's Common Stock on September 25, 2000.

Number  of  shares  of  Common  Stock  outstanding  as of  September  25,  2000:
3,159,920.

                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2000 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

Item 1.         Business

General

         Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The Bank is a federally chartered savings bank which conducts
business  through  nine  full-service  offices  located  in  Carmel,   Fishers,
Noblesville, Indianapolis, and Richmond, Indiana, and Mission, Kansas. In addition, the Bank opened its first full service banking facility in Chapel Hill, North Carolina in July of 1999.

         The Company was incorporated on March 3, 1988 to acquire and hold all of the outstanding common stock of the Bank. The Bank was originally organized in 1889 as an Indiana-chartered savings association under the name "The Peoples Home and Savings Association of Richmond, Indiana." In 1936, the Bank obtained federal insurance and in 1984 adopted a federal charter and changed its name to "Peoples Federal Savings Association." In 1985, the Bank converted from mutual to stock form and, in March 1994, changed its name to "Harrington Bank, FSB." On May 6, 1996, the Company sold 1,265,000 shares of common stock at $10.00 per share to investors in an initial public offering resulting in gross proceeds of $12,650,000 to the Company. Net proceeds to the Company after offering expenses were $11,437,000. At June 30, 2000, the Company had total consolidated assets of $435.2 million, total consolidated borrowings of $48.0 million, total consolidated deposits of $361.2 million, and total consolidated stockholders' equity of $16.3 million.

         The Company was organized by certain principals of Smith Breeden Associates, Inc. ("Smith Breeden") for the sole purpose of acquiring the Bank. This investor group purchased the Bank with the intention of expanding the Bank's community banking and investment operations, and improving the Bank's return on equity. The Company has contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain stockholders and directors of the Company are also principals of Smith Breeden. Smith Breeden has a commercial loan outstanding with the Bank at June 30, 2000.

         Harrington's business strategy focuses on achieving attractive returns consistent with prudent risk management. Harrington has sought to implement this strategy by: (1) expanding its banking locations and product offerings in order to build a strong community banking franchise; (2) controlling interest rate risk by matching the interest rate sensitivity of its assets to that of its liabilities; (3) controlling credit risk by originating well-collateralized loans and by applying conservative underwriting standards and credit risk monitoring; and (4) utilizing excess capital balances through the management of a hedged investment portfolio.

Highlights of the principal elements of the Company's business strategy are as follows:

o Expand Banking Locations and Product Offerings. An integral part of the Company's strategy has been to expand opportunistically the products, services, and banking locations for business and retail customers in markets where the Company's management and directors have market knowledge and customer relationship potential. A total of eight new banking locations have been opened since May 1994, and the Commercial Loan Division was developed in the spring of 1998. With the primary expansion complete, the Company is focused on efficiency and revenue enhancement to improve profitability.

       In March 2000, the Company reached a definitive agreement to sell the Bank's two southern Indianapolis branches. The Company determined that the branches did not strategically fit with its market development on the north side of Indianapolis in Hamilton County. On September 8, 2000, the Company sold deposits and certain assets of the two branch banking locations. The Company sold $43.5 million of deposits, $.04 million of office properties and equipment, and paid approximately $41.7 million. The sale resulted in a pre-tax gain of approximately $1.4 million.

       The Company's lending emphasis is on the origination of loans secured by first and second liens on single-family (one to four units) residences and commercial real estate, equipment, inventory, and receivables lending through its Commercial Loan Division. In fiscal year 2000, the Company originated $10.7 million in single family related loans, $12.6 million in consumer related loans, and $53.9 million in commercial related loans. Total loans have increased to $271.0 million at June 30, 2000 from $94.0 million at June 30, 1997.

       The Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income, and also permit the further cross selling of additional products and services. Consequently, the Company is focusing on increasing its retail deposit base while controlling deposit cost. Core deposits (total consolidated deposits less public funds deposits and brokered deposits) were $334.4 million at June 30, 2000 and have increased from $123.5 million at June 30, 1997.

       The Company also formed Harrington Wealth Management Company ("HWM") in February 1999. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust, investment management, and custody services for individuals and institutions.

o Control Interest Rate Risk. The Company attempts to manage its assets and liabilities in order to maintain a portfolio that produces positive returns in either an increasing or decreasing interest rate environment. The Company has sought to control interest rate risk both internally through the management of the composition of its asset and liabilities and externally through the utilization of interest rate contracts. Interest rate contracts are purchased with the intention of protecting the market value of the Bank's portfolio and net interest income.

o Control Credit Risk. In order to limit the Company's credit exposure, the Company originates and adds to portfolio well-secured residential and commercial loans and maintains strict underwriting standards. As such, non-performing loans have remained relatively low, with only $180,000 or 0.07% of total loans at June 30, 2000.

o Utilize Excess Capital Balances. The Company utilizes excess capital balances through the management of a hedged investment portfolio primarily consisting of mortgage backed securities and corporate bonds. Although these securities often carry lower yields than traditional loans, such securities generally increase the quality of the Company's assets, are more liquid than individual loans, and may be used to collateralize borrowings or other obligations of the Company. The funds invested in the securities portfolio can be quickly redeployed to pursue community bank expansion opportunities as they arise.

         During fiscal year 2000, the Company marked almost all of its investment securities and related interest rate contracts to market either in earnings (trading portfolio) or in equity (available for sale portfolio). This method of accounting was consistent with the Company's strategy of active portfolio management and provided the Company with the flexibility to adjust quickly the mix of its interest earning assets in response to changing market conditions or to take advantage of community banking growth opportunities. With the growth in the core retail and commercial banking business, the level of assets subject to mark-to-market accounting has declined.

         In summary, the Company continues to build a community-oriented banking operation in order to sustain loan originations and deposit growth, benefit from economies of scale, and generate additional fee and net interest income. Management's primary goal is to increase stockholders' value as measured on a risk-adjusted total return basis.

Investment Advisor

         Smith Breeden is a money management and consulting firm providing investment management services to taxable and tax-exempt clients such as corporate, state and municipal pension funds, university endowments and mutual fund investors and consulting and investment advisory services to taxable financial institutions. Smith Breeden specializes in mortgage-backed and related securities, interest rate risk management, and the application of option pricing to loans and investments. Smith Breeden currently advises, or manages on a discretionary or advisory basis, assets totaling over $29 billion. Over the past 18 years, the firm has acted as a consultant to banks, thrifts and governmental agencies charged with the regulation of financial institutions and the resolution of troubled thrifts.

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


         Since 1988, Smith Breeden and certain of its principals have made equity investments in financial institutions that apply the firm's approach to banking and investment management. Certain of the principals of Smith Breeden are investors in a number of banks and thrift institutions. Smith Breeden is based in Chapel Hill, North Carolina, and employs approximately 60 people in its main office and its office in Boulder, Colorado.
Lending Activities

         General. At June 30, 2000, the Bank's net loan portfolio totaled $271.0 million, representing approximately 62.3% of the Company's $435.2 million of total assets at that date. In addition to utilizing option-adjusted pricing analysis in order to manage the Company's investment portfolio, the Company also uses such analysis to price its loan originations and ascertain the net spread expected to be earned with respect to the Bank's loan portfolio. The Bank continues to directly originate and service single-family residential mortgage loans. Since fiscal 1995, the Bank has also been active in originating whole residential mortgage loans through correspondents which meet its pricing and credit quality objectives. In the latter part of fiscal year 1998, the Company initiated the development of a commercial loan division. The Company's origination of commercial mortgage and commercial and industrial loans provides further diversification of business lines and fulfills a critical component of the Company's community banking strategy.

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

         As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Company estimates that at June 30, 2000, approximately 87% of the loans in the Bank's portfolio are to customers located in the immediate market areas of its offices in Richmond and Indianapolis, Indiana as well as Mission, Kansas and Chapel Hill, North Carolina.

         Although the Bank has historically originated loans with lesser dollar balances than the maximum permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. A savings institution generally may not make loans to any one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2000, the Bank's regulatory limit on loans-to-one borrower was $4.0 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $3.3 million, $3.1 million, $3.0 million, $3.0 million and $2.6 million. All five of the Bank's largest loans or groups of loans are secured primarily by commercial real estate or commercial business assets and were performing in accordance with their terms at June 30, 2000.

Loan Portfolio Composition. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

 (Dollars in Thousands)                                                         June 30,
                                              ------------------------------------------------------------------------
                                                     2000                       1999                      1998
                                               ------------------       --------------------       -------------------
                                               Amount    Percent        Amount       Percent       Amount      Percent
                                               ------    -------        ------       -------       ------      -------
Single-family residential (1)                 $181,414      66.7%      $216,511        83.5%      $154,336      94.6%
Commercial real estate (2)                      16,098       5.9         16,707         6.4          3,522        2.2
                                               -------      ----        -------        ----         ------       ----
           Total real estate loans             197,512      72.6        233,218        89.9        157,858       96.8
Collateralized commercial loans                 57,063      21.0         17,071         6.6          1,201        0.7
Consumer loans:
  Deposit secured                                  364       0.1            426         0.2            221        0.1
  Home improvement/equity                       14,248       5.3          5,443         2.1          3,536        2.2
  Automobile                                     2,371       0.9          2,811         1.1             13          -
  Other                                            373       0.1            369         0.1            240        0.2
                                                  ----      ----           ----        ----           ----       ----
           Total consumer loans                 17,356       6.4          9,049         3.5          4,010        2.5
                                               -------      ----         ------        ----         ------     ------
             Total loans                       271,931     100.0%       259,338       100.0%        163,069     100.0%
                                              ========    ======        =======       =====         =======     =====
Less:

  Unamortized push-down accounting
    adjustment (3)                                 (22)                     (54)                      (113)
  Unamortized discount on loans                      -                        -                          -
  Undisbursed funds (4)                            (80)                      (2)                        (6)
  Deferred loan origination (fees) costs           549                    1,260                        956
  Allowance for loan losses                     (1,408)                    (868)                      (360)
                                              --------                  -------                   --------
Net loans                                     $270,970                 $259,674                   $163,546
                                              ========                 =========                  ========

                                                                 June 30,
                                               --------------------------------------------
                                                          1997                      1996
                                               ------------------        ------------------
                                               Amount     Percent        Amount     Percent
                                               ------     -------        ------     -------
Single-family residential (1)                 $91,140       97.2%        $64,899      97.8%
Commercial real estate (2)                        258        0.3            441        0.7
                                                 ----       ----           ----       ---
           Total real estate loans             91,398       97.5         65,340       98.5
Collateralized commercial loans                     -          -             -
Consumer loans:
  Deposit secured                                 252        0.2            267        0.4
  Home improvement/equity                       2,136        2.3            732        1.1
  Automobile                                        -          -              -          -
  Other                                             -          -              -          -
                                                   --         --             --         -
           Total consumer loans                 2,388        2.5            999        1.5
                                               ------       ----           ----       ----
             Total loans                       93,786      100.0%          66,339    100.0%
                                              =======      ======          ======    =====
Less:

  Unamortized push-down accounting
    adjustment (3)                               (136)                     (182)
  Unamortized discount on loans                     -                        (7)
  Undisbursed funds (4)                            (9)                     (420)
  Deferred loan origination (fees) costs          530                       315
  Allowance for loan losses                      (213)                     (120)
                                              ------                    -------
Net loans                                     $93,958                   $65,925
                                             ========                   =======


(1) Includes single-family residential construction loans. At June 30, 2000, the Bank had $196,000 in single-family residential and $75 million in commercial real estate construction loans in process.

(2)    Includes $0, $63,000,  $224,000,  $258,000 and $291,000 of mortgage revenue
       bonds secured by commercial real estate at each of the respective dates.

(3) Reflects the balance of the fair value adjustments made on the loan portfolio as a result of the completion in September 1988 of the Company's acquisition of the Bank, which acquisition was accounted for under the purchase method of accounting.

(4)    Includes undisbursed funds relating to construction loans.

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items.


                                               Due After    Due After
                                  Due in One  One to Five Five or More
                                 Year or Less   Years        Years        Total
                                 ------------   -----        -----        -----
                                            (Dollars In Thousands)
 Single-family residential         $ 12,866    $ 14,474    $154,074    $181,414
 Commercial                          43,577       3,323      26,261      73,161
 Consumer                             8,961       4,961       3,434      17,356
                                   --------    --------    --------    --------
            Total                  $ 65,404    $ 22,758    $183,769    $271,931
                                   ========    ========    ========    ========


         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 2000, which have fixed interest rates or which have floating or adjustable interest rates.

                                                      Floating or
                                        Fixed Rates Adjustable-Rates     Total
                                        ----------- ----------------     -----
                                                (Dollars In Thousands)
 Single-family residential               $152,968       $ 15,580       $168,548
 Commercial                                29,584           --           29,584
 Consumer                                   7,732            663          8,395
                                         --------       --------       --------
            Total                        $190,284       $ 16,243       $206,527
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

         Mortgage loan applications are reviewed by Bank employees who have approval authority up to designated limits. All loans in excess of an individual's designated limits are referred to the Bank's Loan Committee, which has approval authority for all loans up to $1.0 million. Any loans exceeding $1.0 million (of which, at June 30, 2000, there were none) must be approved by the Board of Directors of the Bank. In addition, the Board of Directors of the Bank ratifies all loans originated and purchased by the Bank.

         The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. From fiscal 1991 to fiscal 1993, the Bank sold substantially all of its fixed-rate single-family residential loans to FNMA in the secondary market as a means of generating fee income as well as providing additional funds for lending, investing and other purposes. Sales of loans were generally under terms which did not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. With respect to such loan sales, the Company generally retained responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sold, and received a fee for performing these services. At June 30, 2000, the Company was servicing $24.2 million of loans for others.

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

         The following table sets forth the loan origination activity of the Company during the periods indicated.

                                                    Year Ended June 30,
                                         -------------------------------------
                                            2000           1999          1998
                                                  (Dollars in Thousands)
 Direct loan originations:
   Single-family residential             $  10,706     $  66,644     $  39,772
   Commercial                               53,988        51,585         4,506
   Consumer                                 12,613         9,967         4,355
                                         ---------     ---------     ---------
     Total loans originated directly        77,307       128,196        48,633
 Originations by correspondents (1)            509        39,523        47,921
                                         ---------     ---------     ---------
   Total loans originated                   77,816       167,719        96,554
 Loan principal reductions                 (65,223)      (71,450)      (27,271)
                                         ---------     ---------     ---------
 Net increase in loan portfolio          $  12,593     $  96,269     $  69,283
                                         =========     =========     =========

(1)      Consisted solely of single-family residential loans.

         Single-Family Residential Real Estate Loans. Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2000, $181.4 million or 66.7% of the Bank's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

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

         Since the early 1980s, the Bank has also been offering adjustable-rate single-family residential mortgage loans. Such loans generally have up to 30-year terms and an interest rate which adjusts after one, three or five years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 15.4% of the single-family residential loans in the Bank's loan portfolio at June 30, 2000 had adjustable interest rates.

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

         In fiscal year 2000, the Bank implemented a Residential Construction Lending Program. The program was designed to finance the construction of single family residential dwellings. The loans are underwritten following underwriting guidelines that qualify the loans to be sold in the secondary market, even though the loans may be held in the Bank's loan portfolio. At June 30, 2000, the Bank had $196,000 in single-family residential and $7.5 million in commercial real estate construction loans in process.

         Commercial Real Estate Loans. At June 30, 2000, $16.1 million or 5.9% of the Bank's total loan portfolio consisted of loans secured by commercial real estate. At June 30, 2000, the Bank's commercial real estate loan portfolio included term loans secured by commercial buildings located within the Company's primary market areas.

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

         Collateralized Commercial Loans. At June 30, 2000, $57.1 million or 21.0% of the Bank's total loan portfolio consisted of collateralized commercial loans. These collateralized loans consist of both term loans as well as lines of credit which are secured by business assets or stock.

         As previously mentioned, the Bank's recent development of the commercial lending division allows for the origination of non-real estate business loans in strict compliance with the Bank's underwriting standards. Collateralized commercial lending also entails different and significant risks in relation to single-family residential lending.

         Consumer Loans. The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally have higher interest spreads than mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, home improvement loans and deposit account secured loans. At June 30, 2000, $17.4 million or 6.4% of the Bank's total loan portfolio consisted of consumer loans.

         Home equity loans and lines of credit are originated by the Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home improvement loans in amounts up to 95% of the appraised value, less the amount of any existing prior liens on the property, provided the loan is guaranteed by an approved insurer. Home equity loans and home improvement loans have a maximum term of twenty years and carry fixed interest rates. Home equity lines of credit have a maximum repayment term of 10 years, a five-year term with respect to draws, and carry interest rates which adjust monthly in accordance with a designated prime rate. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. At June 30, 2000, home equity loans and lines of credit and home improvement loans totaled $14.2 million or 82.1% of the Bank's total consumer loan portfolio.

         The Bank currently offers loans secured by deposit accounts, which amounted to $364,000 or 2.1% of the Bank's total consumer loan portfolio at June 30, 2000. Such loans are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

         During fiscal year 1998, the Bank expanded its consumer loan products to include automobile and personal loans. As of June 30, 2000, these other loans amounted to $2.7 million or 15.8% of the Bank's total consumer loan portfolio.

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

         The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated. At June 30, 2000, the Bank had one loan designated as a troubled debt restructuring. The Bank did not have any troubled debt restructurings in the prior periods presented.

                                                                              June 30,
                                                          -----------------------------------------------
                                                             2000    1999       1998     1997       1996
                                                           ------    ------    ------    ------    ------
                                                                        (Dollars in Thousands)
 Non-accruing loans:
   Single-family residential                               $  151    $   70    $  285    $  336    $  261
   Consumer                                                    29         6
   Commercial                                                --        --        --        --        --
                                                           ------    ------    ------    ------    ------
   Total non-accruing loans                                   180        76       285       336       261
 Accruing loans greater than 90 days
   delinquent                                                --        --        --        --        --
                                                           ------    ------    ------    ------    ------
            Total non-performing loans                        180        76       285       336       261
 Real estate owned                                                                 18
 Repossessed automobiles                                        3        22
 Other non-performing assets (1)                              378       502       587       789     1,088
                                                           ------    ------    ------    ------    ------
            Total non-performing assets                    $  561    $  600    $  890    $1,125    $1,349
                                                           ======    ======    ======    ======    ======
            Total non-performing loans as a percentage
               of total loans                                0.07 %    0.03 %    0.17 %    0.36 %    0.40 %
                                                           ======    ======    ======    ======    ======
            Total non-performing assets as a percentage
              of total assets                                0.13 %    0.13 %    0.18 %    0.25 %    0.32 %
                                                           ======    ======    ======    ======    ======
Troubled debt restructurings                               $2,054    $    -    $    -    $    -    $    -
                                                           ======    ======    ======    ======    ======


(1)      Consists of a non-agency participation certificate.
         See "- Classified Assets."

         The interest income that would have been recorded during the years ended June 30, 2000, 1999, 1998, 1997 and 1996 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms
during  such   periods  was  $6,000,   $1,000,   $15,000,   $6,000  and  $6,000,
respectively.

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

         The Bank's classified assets at June 30, 2000 consisted of $2.5 million of assets classified as substandard (including $2,122,000 of loans and $378,000 of securities) and fifteen loans in the amount of $96,000 were classified as doubtful. In addition, at June 30, 2000, $759,000 of the Bank's loans were designated special mention.

         The $378,000 of securities classified as substandard at June 30, 2000 relates to a single non-agency participation certificate which was purchased by the Bank during fiscal 1991. The security was issued by a savings institution located in Huntington Beach, California and the underlying mortgages consist of six-month adjustable-rate notes (priced off of LIBOR) which are secured by single-family properties located in southern California. As of June 30, 2000, approximately 13.5% of the underlying mortgages were at least 30 days past due and/or in foreclosure or already foreclosed upon by the servicer. The security was structured into both senior and subordinate classes and the Bank owns only senior classes. As of June 30, 2000, the pool had cumulative realized losses of $23.6 million which were initially absorbed by certain credit supports and subsequently absorbed by subordinate certificate holders. Currently, senior certificate holders (such as the Bank) are having to absorb the losses. The credit supports, which totaled $11.0 million at the date of issuance, had been depleted as of June 30, 2000. The security is currently held in the Bank's available for sale portfolio and its $378,000 carrying value at June 30, 2000 reflects $42,000 of net unrealized gains as of such date as well as $414,000 and $253,000 of write-downs with respect to such security which were recognized by the Bank during fiscal 1995 and 1994, respectively.

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

         Effective December 21, 1993, the Office of Thrift Supervision ("OTS"), in conjunction with the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board, issued an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("Policy Statement"). The Policy Statement includes guidance (1) on the responsibilities of management for the assessment and establishment of an adequate allowance and
(2) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (1) 50% of the portfolio that is classified doubtful; (2) 15% of the portfolio that is classified substandard and
(3) for the portions of the portfolio that have not been classified (including loans designated special mention), estimating credit losses over the upcoming twelve months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling."

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                  Year Ended June 30,
                                           -------------------------------------------------------------
                                              2000         1999          1998        1997        1996
                                                           (Dollars in Thousands)
 Total loans outstanding, net              $ 270,970    $ 259,674     $ 163,546    $ 93,958    $  65,925
                                           =========    =========     =========    ========    =========
 Average loans outstanding, net            $ 275,454    $ 223,174     $ 116,982    $ 78,545    $  52,399
                                           =========    =========     =========    ========    =========
 Balance at beginning of period            $     868    $     360     $     213    $    120    $     121
 Charge-offs:
   Single-family residential                    --           --            --          --           --
   Commercial real estate                       --           --            --          --           --
   Consumer                                       49         --            --          --           --
                                           ---------    ---------     ---------    --------    ---------
            Total charge-offs                     49
 Recoveries:
   Single-family residential                    --              1          --          --           --
   Consumer                                        2         --            --          --           --
                                           ---------    ---------     ---------    --------    ---------
            Total recoveries                       2            1          --          --           --
                                           ---------    ---------     ---------    --------    ---------
 Net charge-offs                                  47           (1)
 Provision (recovery) for loan losses            587          509           147          93           (1)
                                           ---------    ---------     ---------    --------    ---------
 Balance at end of period                  $   1,408    $     868     $     360    $    213    $     120
                                           =========    =========     =========    ========    =========
 Allowance for loan losses as a percent
   of total loans outstanding                  0.5 %        0.3 %     0.2 %        0.2 %           0.2 %
                                           =========    =========     =========    ========    =========
 Ratio of net charge-offs to average
   loans outstanding                           0.0 %        0.0 %     0.0 %        0.0 %           0.0 %
                                           =========    =========     =========    ========    =========

         The Bank established provisions (recoveries) for loan losses of $587,000, $509,000, $147,000, $93,000 and $(1,000) during the years ended June
30, 2000, 1999, 1998, 1997 and 1996, respectively. During such periods, loan charge-offs (net of recoveries) amounted to $47,000, $(1,000), $0, $0, and $0, respectively. The increases in the provision for loan losses during the periods presented were due to substantial growth in the Company's mortgage, consumer and commercial loan portfolios.

The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan categories at the dates indicated.

                                                                              June 30,
                                     --------------------------------------------------------------------------------------------
                                             2000                    1999                    1998                    1997
                                     ---------------------  ----------------------  ---------------------   ---------------------
                                              Percent of              Percent of              Percent of              Percent of
                                             Loans in Each           Loans in Each          Loans in Each          Loans in Each
                                              Category to             Category to             Category to            Category to
                                     Amount   Total Loans    Amount   Total Loans    Amount   Total Loans   Amount   Total Loans
                                     ------   -----------    ------   -----------    ------   -----------   ------   -----------
                                                                        (Dollars in Thousands)
 Single-family residential loans     $   93         6.6%    $  377         43.4%    $  302         83.9%    $  188         97.2%
 Commercial loans                     1,098        78.0        411         47.4         43         11.9         10          0.3
 Consumer loans                         217        15.4         80          9.2         15          4.2         15          2.5
                                      ------      ------    ------       ------      ------     ------      ------       ------
            Total                    $1,408      100.00%     $  868      100.00%     $  360     100.00%     $  213       100.00%
                                     ======      ======      ======      ======      ======     ======      ======       ======

                                            1996
                                      ---------------------
                                               Percent of
                                              Loans in Each
                                               Category to
                                      Amount   Total Loans
                                      ------   -----------

 Single-family residential loans       $   95      97.8%
 Commercial loans                          10       0.7
 Consumer loans                            15       1.5
                                       ------    ------
            Total                      $  120    100.00%
                                       ======    ======

Investment Activities

         General. The Company's securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Bank's Board of Directors on an annual basis. The management of the securities portfolio is set in accordance with the direction of the Bank's Investment Committee. In addition, the Bank has entered into an agreement with Smith Breeden whereby Smith Breeden has been appointed as investment advisor with respect to the management of the Bank's securities portfolio. With the assistance of Smith Breeden, the Bank's Chief Executive Officer and Chief Investment Officer execute various transactions with respect to the portfolio and are responsible for informing the Investment Committee of the types of investments available, the status and performance of the portfolio and current market conditions. The investment officers are authorized to: purchase or sell any securities as well as commitments to hedge eligible investments; purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the Investment Committee; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any one investment officer has the authority to purchase or sell securities up to $5.0 million in any one transaction and acting together, two members of the Investment Committee have authority to purchase or sell securities up to $30.0 million in any one transaction. For purchases or sales greater than $30.0 million, the prior approval of a majority of the Investment Committee is required. Investment officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, both the Investment Committee and the Board of Directors of the Bank ratify all securities purchased and sold by the Bank.

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

         The Company actively manages its securities portfolio in order to enhance net interest and net market value on a risk-adjusted basis. As a result, the Company continuously monitors the net risk-adjusted spreads of its investments and compares them with the spreads available with respect to other securities in the market. Accordingly, as market conditions fluctuate (e.g., as risk-adjusted spreads narrow), the Company may sell individual securities prior to their maturity and reinvest the proceeds into new investments which generally carry wider risk-adjusted spreads. The Company's securities portfolio also contains various interest rate risk management contracts (such as interest rate swaps, collars, caps, floors, options and futures) which are primarily utilized to hedge the Company's interest rate exposure in the trading portfolio and which require active management in order to respond to changing prepayment rates on the mortgage securities. The investment portfolio, although hedged for interest rate risk, is still susceptible to adverse changes in the spreads between the yields on mortgage securities and the related Treasury and LIBOR based hedges. Substantially all of these securities and their related interest rate risk management contracts are classified as trading or available for sale securities and, pursuant to SFAS 115, are reported at fair value with unrealized gains and losses included in earnings or equity, respectively.

         Mortgage-Backed and Related Securities. At June 30, 2000, the Company's mortgage-backed and related securities portfolio (including $6.4 million of mortgage-backed derivative securities) amounted to $121.7 million or 99.9% of the Company's securities portfolio and 28.0% of the Company's total assets. By investing in mortgage-backed and related securities, management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

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

         The OTS has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as interest-only and principal-only strips) which possess average life or price volatility materially different from benchmark fixed-rate 30-year mortgage-backed securities are "high risk mortgage securities," and must be carried in the institution's trading account or as assets held for sale, and therefore marked to market on a regular basis. At June 30, 2000, $6.4 million or 5.3% of the securities held in the Company's portfolio consisted of such "high risk mortgage securities," as defined in such policy statement. However, the Bank is in compliance with this OTS policy statement since all of such securities are held in the Company's trading account and marked to market on a regular basis in accordance with generally accepted accounting principles.

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

         Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual mortgage loans (which enhances the Company's ability to actively manage its portfolio) and may be used to collateralize borrowings or other obligations of the Company. At June 30, 2000, $35.6 million or 29.2% of the Company's mortgage-backed and related securities were pledged to secure various obligations of the Company (such as reverse repurchase agreements and interest rate swaps). In addition, in relation to the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a relatively low level of operating expenses. Furthermore, mortgage-backed derivative securities are often utilized by the Company to internally hedge its interest rate exposure and can be attractive alternatives to other hedge vehicles when their option-adjusted spreads are abnormally wide.

         The following table sets forth information relating to the amortized cost and fair value of the Company's securities held for trading and securities available for sale portfolios.


 (Dollars in Thousands)                                                               June 30,
                                                ----------------------------------------------------------------------------------
                                                           2000                         1999                           1998
                                                ------------------------     ------------------------      -----------------------
                                                  Amortized      Fair         Amortized        Fair         Amortized       Fair
                                                    Cost         Value          Cost           Value          Cost          Value
                                                ---------     ---------      ---------      ---------      ---------     ---------
 Securities held for trading:
 FHLMC participation certificates                $  14,921     $  14,378      $  69,114      $  67,850      $  50,555     $  51,229
  FNMA participation certificates                    8,830         8,462         28,034         27,599         57,252        58,244
 GNMA participation certificates                    24,662        24,531         37,986         38,116        142,951       144,219
 Commercial participation certificates                --            --           34,896         33,808         17,540        17,788
 Non-agency participation certificates                --            --             --             --            1,884         1,875
                                                 ---------     ---------      ---------      ---------      ---------     ---------
   Total mortgage-backed securities                 48,413        47,371        170,030        167,373        270,182       273,355
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Collateralized mortgage obligation                  5,609         5,586         10,738         11,069         10,930        11,414
 Residuals                                             139           179            205            226            309           364
 Interest-only strips                                  631           257            818            377          1,118           518
 Principal only strips                                 306           392            403            506            599           718
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Total mortgage-backed derivative securities         6,685         6,414         12,164         12,178         12,956        13,014
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Interest rate swaps                                  --             (18)                         (175)                        (397)
 Interest rate collar                                    3             2              4              4             38           (22)
 Interest rate caps                                   --            --            1,744            587          2,384           227
 Interest rate floors                                 --            --            3,821          4,382          3,410         4,440
 Options                                               181           113            298            328             68            50
 Futures                                              --             (41)                       (1,611)                        (257)
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Total interest rate contracts                         184            56          5,867          3,515          5,900         4,041
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Equity securities                                       6            11             69            134             99           199
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Total securities held for trading               $  55,288     $  53,852      $ 188,130      $ 183,200      $ 289,137     $ 290,609
                                                 =========     =========      =========      =========      =========     =========
  Securities available for sale:
 GNMA certificates                               $  63,806     $  63,321      $    --        $    --        $    --       $    --
 Commercial mortgage backed securities                 353           353           --             --             --            --
     Non-agency participation certificates             336           378      $     461      $     502      $     605     $     587
                                                 ---------     ---------      ---------      ---------      ---------     ---------
       Total mortgage-backed securities             64,495        64,052            461            502            605           587
    Municipal bonds                                   --            --             --             --              319           335
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Total securities available for sale             $  64,495     $  64,052      $     461      $     502      $     924     $     922
                                                 =========     =========      =========      =========      =========     =========
 Securities held to maturity:
   Mortgage-backed securities                    $   3,821     $   3,835      $    --        $    --        $    --       $    --
   FNMA-stock                                            1             5           --             --             --            --
   Mortgage revenue bonds                               35            35           --             --             --            --
                                                 ---------     ---------      ---------      ---------      ---------     ---------
 Total securities held to maturity               $   3,857     $   3,875      $    --        $    --        $    --       $    --
                                                 =========     =========      =========      =========      =========     =========

The following table sets forth the fair value of the Company's securities activities for the periods indicated:

                                                                              At of For the Years Ended June 30,
                                                                           ---------------------------------------
                                                                              2000           1999           1998
                                                                           ---------      ---------      ---------
                                                                                     (Dollars in Thousands)
 Beginning balance                                                         $ 183,702      $ 291,531      $ 318,480
                                                                           ---------      ---------      ---------
 Mortgage-backed securities purchased-held for trading                       319,196        776,200        653,403
 Collateralized mortgage obligations purchased-held for trading                 --             --             --
 Mortgage-backed derivative securities purchased-held for trading               --            1,777           --
 Interest rate contracts purchased-held for trading                              138          2,283          1,808
 Mortgage backed securities purchased - available for sale                    74,407           --             --
 Equity securities purchased-held for trading                                   --             --            2,000
                                                                           ---------      ---------      ---------
            Total securities purchased                                       393,741        780,260        657,211
 Less:
   Sale of mortgage-backed securities-held for trading                       434,847        830,228        634,099
   Sale of collateralized mortgage obligations - held for trading               --             --           15,335
   Sale of mortgage-backed derivative securities-held for trading               --            1,720            628
   Sale of interest rate contracts - held for trading                           --             --              113
   Sale of equity securities - held for trading                                   64             30          2,205
                                                                           ---------      ---------      ---------
            Total securities sold                                            434,911        831,978        652,380
                                                                           ---------      ---------      ---------
 Less proceeds from maturities of securities                                  17,935         51,865         28,697
 Realized gain(loss) on sale of securities held for trading                   (4,498)         4,755           (775)
 Unrealized gain (loss) on securities held for trading                         3,494         (6,402)          (930)
 Change in net unrealized gain (loss) on securities available for sale          (484)            25             56
 Amortization of premium                                                      (1,334)        (2,624)        (1,434)
                                                                           ---------      ---------      ---------
 Ending balance                                                            $ 121,775      $ 183,702      $ 291,531
                                                                           =========      =========      =========

         At June 30, 2000, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of twenty years. The actual maturity of a mortgage-backed or related security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At June 30, 2000, of the $121.7 million of mortgage-backed and related securities held by the Company, an aggregate of $14.1 million were secured by fixed-rate mortgage loans and an aggregate of $107.6 million were secured by adjustable-rate mortgage loans.

         Other Securities. Other securities owned by the Company at June 30, 2000 include various interest rate risk management contracts, including interest rate swaps, collars, caps, floors, options and futures and equity securities. At June 30, 2000, the carrying value of the Company's interest rate contracts and equity securities amounted to $56,000 and $11,000, respectively. See Note 2 to the Notes to Consolidated Financial Statements.

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

         The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of value-added products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Management estimates that as of June 30, 2000, non-retail deposit accounts totaled $26.8 million or 7.4% of the Bank's total deposits. These non-retail deposits consist largely of jumbo certificates of deposit and inverse variable-rate certificates (which are obtained through brokers). The Bank's jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank. The Bank's inverse variable-rate certificates carry rates which fluctuate inversely with respect to the three month LIBOR rate. For example, if LIBOR rates of interest increase, the rates on the inverse variable-rate certificates would decrease, while if market rates of interest decrease, the rates on the inverse variable-rate certificates would increase. As a result, the Bank would generally be paying a higher rate on such certificates during a declining interest rate environment. The Bank offers inverse variable-rate certificates when they represent a lower cost source of funds to comparable duration funding sources. Retail deposits increased $13.6 million, from $320.8 million at June 30, 1999 to $334.4 million at June 30, 2000, primarily due to the Company's strategy of rapidly building a community banking franchise which included the opening of the Chapel Hill, NC branch in July of 1999.

         The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.

(Dollars in Thousands)                                                      June 30,
                                          ------------------------------------------------------------------------------
                                                  2000                        1999                       1998
                                          -----------------------     -----------------------    -----------------------
                                                       Percent of                  Percent of                 Percent of
                                          Amount       Deposits        Amount      Deposits      Amount       Deposits
                                          ------       --------        ------      --------      ------       --------
 Transaction accounts:
   NOW and DDA                           $ 37,879        10.5%        $ 16,911         5.1%      $  8,202         4.6%
   Savings accounts                        35,646         9.9           33,163        10.0         31,076        17.4
   Money market deposit accounts           62,159        17.2          137,463        41.2          2,705         1.5
                                         --------       -----         --------       -----       --------       -----
         Total transaction accounts       135,684        37.6          187,537        56.3         41,983        23.5
                                         --------       -----         --------       -----       --------       -----
 Certificates of deposit:
   Within 1 year                          162,795        45.0%        $126,592        38.0        113,237        63.5
   1-2 years                               37,936        10.5            9,543         2.9         13,169         7.4
   2-3 years                               11,586         3.2            4,730         1.4          3,570         2.0
   3-4 years                                2,431         0.7            2,867         0.8          3,198         1.8
   Over 4 years                            10,809         3.0            1,976         0.6          3,154         1.8
                                         --------       -----         --------       -----       --------       -----
          Total certificate accounts      225,557        62.4          145,708        43.7        136,328        76.5
                                         --------       -----         --------       -----       --------       -----
          Total deposits                 $361,241       100.0%        $333,245       100.0%      $178,311       100.0%
                                         ========       =====         ========       =====       ========       =====

         The following table shows the distribution of and certain other information relating to the Bank's certificates of deposit as of the dates indicated.


   (Dollars in Thousands)                                                   June 30,
                                              -----------------------------------------------------------------------
                                                      2000                    1999                    1998
                                              -----------------------  ---------------------   ----------------------
                                                           Percent of             Percent of               Percent of
                                              Amount       Deposits    Amount     Deposits      Amount     Deposits
 Total retail certificates                    $198,367       54.9%      $134,027       40.2%   $126,096       70.7%
                                              --------       ----       --------       ----    --------       ----
    Non-retail certificates:
     Jumbo certificates                         23,368        6.5          7,440        2.2       2,752        1.5
     Inverse variable-rate certificates          2,706        0.7          2,907        0.9       5,250        3.0
   Non-brokered out-of-state deposits            1,116        0.3          1,334        0.4       2,131        1.2
   Brokered deposits                              --       --               --       --              99        0.1
                                              --------       ----       --------       ----    --------       ----
        Total non-retail certificates (1)       27,190        7.5         11,681        3.5      10,232        5.8
                                              --------       ----       --------       ----    --------       ----
 Total certificates of deposit                $225,557       62.4%      $145,708       43.7%   $136,328       76.5%
                                              ========       ====       ========       ====    ========       ====

(1) Of the Company's $27.2 million of non-retail certificates as of June 30, 2000, $8.5 million was scheduled to mature in six months or less, $15.2 million was scheduled to mature in 7-12 months, $3.1 million was scheduled to mature in 13-36 months and $0.4 million was scheduled to mature in over 36 months.

         The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.


(Dollars in Thousands)                                        Year Ended June 30,
                                     ---------------------------------------------------------------------
                                             2000                    1999                  1998
                                     ---------------------   ---------------------   ---------------------
                                       Average    Average     Average     Average    Average      Average
                                       Balance   Rate Paid    Balance    Rate Paid   Balance     Rate Paid
                                       -------   ---------    -------    ---------   -------     ---------
 NOW and DDA accounts                $ 31,090        3.3%    $ 13,050        2.3%    $  6,788        2.5%
 Savings accounts                      33,291        4.1       30,520        4.2       25,188        4.3
 Money market deposits accounts       105,441        4.9       73,256        4.8        2,713        4.7
 Certificates of deposit              186,308        5.7      156,262        5.7      117,073        5.9
                                     --------        ---     --------        ---     --------        ---
 Total deposit                       $356,130        5.1%    $273,088        5.2%    $151,762        5.5%
                                     ========        ===     ========        ===     ========        ===

         The following table sets forth the deposit account activities of the Bank during the periods indicated.

                                                                Year Ended June 30,
                                                       ----------------------------------
                                                          2000          1999         1998
                                                               (Dollars in Thousands)
Deposits                                               $ 292,808     $878,151     $264,182
Withdrawals                                             283,014      742,612      230,421
                                                        --------     --------     -------
Net increase (decrease) before interest credited          9,794       135,539       33,761
                                                          ------
Interest credited                                        18,202       19,395        8,375
                                                         -------      -------       -----
           Deposit activity                            $ 27,996     $154,934     $ 42,136
                                                       =========    =========    ========

         The following table shows the interest rate and maturity information for the Bank's certificates of deposit at June 30, 2000.



                                               Maturity Date
                       ----------------------------------------------------------------
                         One Year      Over         Over           Over
Interest Rate           or Less     1-2 Years    2-3 Years        3 Years       Total
                                           (Dollars in Thousands)
 3.00% or less         $     28      $    182      $   --        $      3      $    213
 3.01 - 5.00%             7,444           428           660           415         8,947
 5.01 - 7.00%           139,375        33,785        10,547        11,064       194,771
 7.01 - 9.00%            15,273         3,541           379         1,758        20,951
 9.01% or greater           675          --            --            --             675
                       --------      --------      --------      --------      --------
 Total                 $162,795      $ 37,936      $ 11,586      $ 13,240      $225,557
                       ========      ========      ========      ========      ========

         The   following   table  sets  forth  the   maturities  of  the  Bank's
certificates of deposit having principal amounts of $100,000 or more at June 30, 2000.



 Certificates of deposit maturing in quarter ending:

                                                                        Amount
                                                                (Dollars in Thousands)

September 30, 2000                                                     $ 22,027
December 31, 2000                                                        10,536
March 31, 2001                                                            4,761
After March 31, 2001                                                     19,918
                                                                       --------
  Total certificates of deposit with balances of $100,000 or more      $ 57,242
                                                                       ========


         Borrowings.   The  following  table  sets  forth  certain   information
regarding the borrowings of the Company at or for the dates indicated.


                                                                         At or For the Year Ended June 30,
                                                                      -------------------------------------
                                                                         2000          1999         1998
                                                                              (Dollars in Thousands)
 FHLB advances:
   Average balance outstanding                                        $ 15,540      $ 36,172      $ 27,488
   Maximum amount outstanding at any month-end during the period        40,000        40,000        64,000
   Balance outstanding at end of period                                  7,000        40,000        26,000
   Average interest rate during the period                               5.5 %         6.9 %         6.7 %
   Average interest rate at end of period                                6.9 %         4.9 %         5.6 %

 Securities sold under agreements to repurchase:
   Average balance outstanding                                        $ 52,466      $213,428      $319,579
   Maximum amount outstanding at any month-end during the period       102,953       334,160       342,094
   Balance outstanding at end of period                                 28,038        60,198       240,396
   Average interest rate during the period                               5.4 %         5.4 %         5.6 %
   Average interest rate at end of period                                6.3 %         4.9 %         5.7 %




         The Company obtains both fixed-rate and variable-rate long-term and short-term advances from the Federal Home Loan Bank ("FHLB") of Indianapolis upon the security of certain of its residential first mortgage loans and other assets, provided certain standards related to creditworthiness of the Bank have been met. FHLB of Indianapolis advances are available for general business purposes to expand lending and investing activities. Borrowings have generally been used to fund the purchase of mortgage-backed and related securities or lending activities and have been collateralized with specific mortgages pledged as collateral.

         Advances from the FHLB of Indianapolis are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2000 and 1999, the Company had advances with the Federal Home Loan Bank ("FHLB") of Indianapolis in the amount of $7.0 million at a weighted average interest rate of 6.9% and $40.0 million at a weighted average interest rate of 4.9%, respectively.

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

         At June 30, 2000, the Company maintained a $13,000,000 term loan from Firstar Bank Midwest, N.A. (formerly Mercantile Bancorporation, Inc. and Mark Twain Bank) of which $12,995,000 was outstanding as of June 30, 2000. The loan facility matures in January 2001 and carries an interest rate equal to the prime rate published in the Wall Street Journal. The loan facility requires quarterly interest-only repayments with the unpaid principal balance outstanding payable in full at maturity. The loan facility is secured by (1) a general pledge agreement between the parties pursuant to which the Company has pledged 100% of the outstanding stock of the Bank; (2) a security agreement between the parties pursuant to which the Company has provided a blanket security interest in all of its assets; and (3) the assignment of life insurance policies on Messrs. Breeden and Cerny by the Company in the aggregate amount of $1.25 million. At June 30, 1999, the total balance of the loan facility was $14.0 million.

Subsidiaries

         In February 1999, the Bank formed Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM is an operating subsidiary of the Bank and, as such, is restricted to engage in activities that the Bank can engage in directly. As of June 30, 2000, HWM administered 124 trust/fiduciary accounts, with aggregate assets of approximately $48.4 million at such date, a portion of which were formerly administered by Harrington Investment Management and Trust Services, a separate division of the Bank. The Bank's investment in HWM is not material to its operations or financial condition. The accompanying consolidated balance sheet includes 100 percent of the assets and liabilities of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations include 100 percent of the revenues and expenses of HWM from the date of formation, and the ownership of Los Padres Bank is recorded as "Minority interest" net of income taxes. See Note 1 to the Notes to Consolidated Financial Statements.

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

Supervision and Regulation

         Set forth below is a brief description of those laws and regulations which, together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Bank are regulated. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See "Supervision and Regulation-The Company-Financial Modernization."

The Company

         General. The Company is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is further subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the FDIC which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the FHLB of Indianapolis, which is one of the 12 regional banks which comprise the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions. Although there are generally no restrictions on the activities of a savings and loan holding company which controls only one subsidiary savings institution on or before May 4, 1999 under applicable OTS regulations, the Company may be considered to be a multiple savings and loan holding company because principals and affiliates of Smith Breeden may be deemed for regulatory purposes to control both the Company and Harrington West Financial Group, a savings and loan holding company which owns all of the outstanding common stock of Los Padres Savings Bank, F.S.B., Los Padres, California.

         As a general rule, multiple savings and loan holding companies are subject to restrictions which do not apply to unitary savings and loan holding companies. They could not commence or continue any business activity other than:
(1) those permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Director of the OTS by regulation prohibits or limits such 4(c) activities); (2) furnishing or performing management services for a subsidiary savings institution; (3) conducting an insurance agency or escrow business; (4) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (5) holding or managing properties used or occupied by a subsidiary savings institution; (6) acting as trustee under deeds of trust; or (7) engaging in those activities authorized by regulation as of March 5, 1987 to be permissible for multiple savings and loan holding companies. The Company does not believe that if the OTS designates it as a multiple thrift holding company, such a designation will limit its ability to conduct its normal business operations.

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

         Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Section 11 of the HOLA and Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (1) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (2) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the HOLA prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 2000, the Bank was in compliance with the above restrictions.

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

         Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

The Bank

         General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The last regulatory examination of the Bank by the OTS was conducted beginning on January 24, 2000. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require savings institutions to maintain capital above the minimum capital levels.

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

         In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on pre-sold residential properties, real estate loans secured by junior liens on 1-to 4-family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier 1 leverage ratio of 3.0 percent, with all other institutions required to maintain a minimum leverage ratio of 4.0 percent. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See "--Prompt Corrective Action.") The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

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

         Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act ("FDIA"), each federal banking agency was required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (1) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (2) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (3) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (4) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and (5) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (1) restricting payment of capital distributions and management fees, (2) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (3) requiring submission of a capital restoration plan,
(4) restricting the growth of the institution's assets and (5) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         At June 30, 2000, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

         Liquidity Requirements. The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the OTS. As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably. At June 30, 2000, the Bank's liquidity ratio was 24.37%.

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

         Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At June 30, 2000, the qualified thrift investments of the Bank were approximately 77.8% of its portfolio assets.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2000, the Company had a $7.0 million FHLB advance. See "- Sources of Funds - Borrowings."

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2000, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 2000, the Bank was in compliance with this requirement. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Item 2.           Properties

         The Company's principal executive office is located at 722 East Main Street, Richmond, Indiana, 47374. The following table sets forth certain information with respect to the offices and other properties of the Bank at June 30, 2000.


                                                       Net Book Value
           Description/Address         Leased/Owned    of Property(1)            Deposits
------------------------------------   -------------  -------------------    ------------------
                                                          (In Thousands)

Main Office                              Owned               $1,550                $78,668
722 East Main Street
Richmond, Indiana

Carmel Branch (2)                        Leased (3)               78                 62,407
11592 Westfield Boulevard
Carmel, Indiana

Fishers Branch (4)                       Owned                   856                 24,641
7150 East 116th Street
Fishers, Indiana

Noblesville Branch (5)                   Owned                   805                 26,073
107 West Logan Street
Noblesville, Indiana

Geist Branch (6)                         Owned                   906                 14,196
9775 Fall Creek Road
Indianapolis, Indiana

Thompson Road Branch (7)                 Leased (8)               18                  9,262
5249 East Thompson Road
Indianapolis, Indiana

Stop 11 Branch (9)                       Leased (10)             147                 27,276
1121 East Stop 11 Road
Indianapolis, Indiana

Shawnee Mission Branch (11)             Leased (12)              126                 75,060
6300 Nall Road
Shawnee Mission, Kansas

Chapel Hill Branch (13)                  Leased (14)              81                 43,658
Suite 271 The Europa Center
Chapel Hill, NC

Executive Offices                        Leased (15)              21                    N/A
10801 Mastin Blvd. Suite 740
Overland Park, KS

------------------------------------------
(1)      Includes leasehold improvements.
(2)      Branch opened in May 1994.
(3) The lease expires in June 2008 and may be extended for an additional ten years provided that proper notice is timely given.
(4)      Branch opened in December 1995.
(5)      Branch opened in June 1997.
(6)      Branch opened in December 1997

(7)      Branch opened in January 1998. Branch sold September 8, 2000
(8) The lease expires in January 2003 and has three options for additional terms of five years each. Lease assigned to purchaser on September 8, 2000.
(9)      Branch opened in February 1998. Branch sold September 8, 2000
(10) The lease expires in February 2001 and has three options for additional terms of five years each. Lease assigned to purchaser on September 8, 2000.
(11)     Branch opened in August 1998.
(12) The lease expires in December 2010 and has four options for additional terms of five years each.
(13)     Branch opened in July 1999.
(14)     The lease expires in July 2004.
(15)     The lease expires in March 2004.


Item 3.       Legal Proceedings.

         There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

Item 4.       Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

         Shares of the Company's common stock are traded nationally under the symbol "HFGI" on the Nasdaq National Market. The following table sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for fiscal years 2000 and 1999:

                                              Stock Price per  Share
                                              ----------------------

                             High          Low           Close       Dividends
                             ----          ---           -----       ---------
2000
     First quarter          $8.00        $7.125         $7.500        $0.03
     Second quarter         7.750         6.875          7.188         0.03
     Third quarter          7.250         5.500          6.250         0.03
     Fourth quarter         6.500         5.500          6.500         0.03

1999
     First quarter        $11.500       $ 8.375         $9.000        $0.03
     Second quarter         9.000         7.750          8.000         0.03
     Third quarter          8.875         7.500          7.875         0.03
     Fourth quarter         8.500         7.125          7.250         0.03


         There have been no stock dividends, stock splits or reverse stock splits. Payment of future dividends is subject to a declaration by the Company's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization and expected asset and liability growth of the Bank.

         At September 25, 2000 the Company had approximately 65 stockholders of record.

Item 6.       Selected Financial Data.

       The information  required herein is incorporated by reference from page
   1   of the Registrant's 2000 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The information required herein is incorporated by reference from pages 2 to 17 of the Registrant's 2000 Annual Report.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

        The information required herein is incorporated by reference from pages 11 to 16 of the Registrant's 2000 Annual Report.

Item 8.       Financial Statements and Supplementary Data.


        The information required herein is incorporated by reference from pages 18 to 50 of the Registrant's 2000 Annual Report.

Item 9.       Changes in and Disagreements on Accounting and Financial
              Disclosure.


        Not applicable.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

         The information required herein is incorporated by reference from pages 2 to 8, and 11 of the Registrant's Proxy Statement dated September 28, 2000 ("Proxy Statement").

Item 11.      Executive Compensation.

         The information required herein is incorporated by reference from pages 12 to 22 of the Registrant's Proxy Statement.

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

               (1)    The  following  documents are filed as part of this report
                      and  are   incorporated   herein  by  reference  from  the
                      Registrant's 2000 Annual Report.

        Independent Auditors' Report.

        Consolidated Balance Sheets as of June 30, 2000 and 1999.

        Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998.

        Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998.

        Notes to Consolidated Financial Statements.

               (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

 .

               (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.



No.                                                 Description
--------    -----------------------------------------------------------------------------------------

3.1         Amended and Restated Articles of Incorporation of Harrington Financial Group, Inc.1/
                                                                                              -
3.2         Amended and Restated Bylaws of Harrington Financial Group, Inc.1/
                                                                           -
10.1        Amended and Restated Stock Option Plan of Harrington Financial Group, Inc.*/
                                                                                      - -
10.2        Loan Agreement between Financial Research Corporation (now Harrington Financial Group,
            Inc.) and Mark Twain Kansas Bank (now Mercantile Bancorporation, Inc.), dated April 14,
            1994, First Amendment and Loan Agreement between such parties and Smith Breeden
            Associates, Inc. and Douglas T. Breeden, dated July 21, 1995.1/
                                                                         -
10.2.1      Second Amendment and Loan Modification Agreement between Harrington Financial Group, Inc.
            and Mark Twain Kansas City Bank (now Mercantile Bancorporation, Inc.), dated July 26, 1996
            (modifies version set forth in Exhibit 10.2) 2/
                                                        --
10.2.2      Third Amendment and Loan Modification Agreement between Harrington Financial Group, Inc.
            and Mark Twain Kansas City Bank (now Mercantile Bancorporation, Inc.), dated January 13,
            1997 (modifies version set forth in Exhibits 10.2 and 10.2.1)3/
                                                                         --
10.2.3      Fourth Amendment and Loan Modification Agreement between Harrington Financial Group, Inc.
            and Mark Twain Kansas City Bank (now FIRSTAR Bank Midwest, N.A.), dated June 30, 2000
            (modifies version set forth in Exhibits 10.2, 10.2.1 and 10.2.2)
10.3        Investment Advisory Agreement between Peoples Federal Savings Association (now Harrington
            Bank, FSB) and Smith Breeden Associates, Inc. dated April 1, 1992, as amended on March 1,
            1995.1/
                 -
10.4        Lease Agreement on Carmel Branch Office Facility, set forth in Assignment of Lease, between NBD Bank, N.A. and Peoples Federal Savings Association, dated November 8, 1993.1/
                                                                                                   -
10.5        Trust Services Agreement dated September 30, 1994 by and between Harrington Bank, FSB and the Midwest Trust Company.1/
                                      --
10.6        Trust Services Agreement dated April 30, 1998 by and between Harrington Bank, FSB and
            INFOVISA. 4/
10.7        Terms of Employment between Harrington Bank, FSB and Lawrence T. Loeser dated January 25,
            1999.5/*/
13          2000 Annual Report to Stockholders specified portion (pp. 1-50) of the Registrant's
            Annual Report to Stockholders for the year ended June 30, 2000.
21          Subsidiaries of the Registrant - Reference is made to Item 1.  "Business" for the Required information
23          Consent of Deloitte & Touche LLP
27          Financial Data Schedule

-----------------

1 Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 333-1556) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 20, 1996, as amended.

2 Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1996 filed by the Registrant with the SEC on September 30, 1996.

3 Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1997 filed by the Registrant with the SEC on September 29, 1997.

4 Incorporated by reference from the Form 10-K for the fiscal year ended June 30, 1998 filed by the Registrant with the SEC on September 28, 1998.

5 Incorporated by reference from the Form 10-Q for the quarterly period ended March 31, 1999 filed by the Registrant with the SEC on May 17, 1999.


*   Management contract or compensatory plan or arrangement. -

               (3)(b)  Reports filed on Form 8-K.

               None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HARRINGTON FINANCIAL GROUP, INC.



                                       By: /s/ Craig J. Cerny
                                           ------------------
                                           Craig J. Cerny
                                           President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Craig J. Cerny                         September 28, 2000
------------------
Craig J. Cerny
President (Principal Executive Officer)
and Chief Executive Officer

/s/ John E. Fleener                        September 28, 2000
-------------------
John E. Fleener
Chief Financial Officer


/s/ Douglas T. Breeden                     September 28, 2000
--------------------------
Douglas T. Breeden
Chairman of the Board


/s/ Russell Breeden III                    September 28, 2000
--------------------------
Russell Breeden III
Director


/s/ Daniel C. Dektar                       September 28, 2000
--------------------------
Daniel C. Dektar
Director


/s/ Marianthe Mewkill                      September 28, 2000
--------------------------
Marianthe Mewkill
Director

/s/ Michael J. Giarla                      September 28, 2000
--------------------------
Michael J. Giarla
Director


/s/ Stephen A. Eason                       September 28, 2000
--------------------------
Stephen A. Eason
Director


/s/ Sharon E. Fankhauser                   September 28, 2000
--------------------------
Sharon E. Fankhauser
Director


/s/ David F. Harper                        September 28, 2000
--------------------------

David F. Harper
Director


/s/ Stanley J. Kon                         September 28, 2000
--------------------------
Stanley J. Kon
Director


/s/ John J. McConnell                      September 28, 2000
--------------------------
John J. McConnell
Director