Form 10-Q
period 2000-09-30
HARRINGTON FINANCIAL GROUP INC
filed 2000-11-14
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ____________

                         Commission File Number 0-27940


                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Indiana                                         48-1050267
--------------------------------------------------------------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)


            722 East Main
           Richmond, Indiana                                 47374
-----------------------------------------                -------------
 (Address of principal executive office)                   (Zip Code)

                                 (765) 962-8531
                                 ---------------
              (Registrant's telephone number, including area code)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2000, there were issued and outstanding 3,129,670 shares of the Registrant's Common Stock, par value $.125 per share.

               HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS
                                                                           Page
Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Condition as of September 30, 2000
          (unaudited) and June 30, 2000                                      1

          Consolidated Statements of Operations (unaudited) for the three
          months ended September 30, 2000 and 1999                           2

          Consolidated Statements of Cash Flows (unaudited) for the three
          months ended September 30, 2000 and 1999                           3

          Notes to Unaudited Consolidated Financial Statements               4

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        14

Part II.  Other Information

Item 1.   Legal Proceedings                                                 16
Item 2.   Changes in Securities                                             16
Item 3.   Defaults Upon Senior Securities                                   16
Item 4.   Submission of Matters to a Vote of Security-Holders               16
Item 5.   Other Information                                                 16
Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Condition (Unaudited)
                             (Dollars in Thousands)


                                                                                  September 30,       June 30,
                                                                                      2000              2000
                                                                               ----------------- ------------------
Assets:
Cash                                                                                    $ 1,822            $ 2,314
Interest-bearing deposits                                                                 8,968             22,007
                                                                               ----------------- ------------------
Total cash and cash equivalents                                                          10,790             24,321

Securities held for trading - at fair value (amortized cost of
$28,281 and $55,288)                                                                     27,595             53,852
Securities available for sale - at fair value (amortized cost of
$80,734 and $64,495)                                                                     80,882             64,052
Securities held to maturity - at amortized cost                                              33              3,857
Loans receivable, net                                                                   289,390            270,970
Interest receivable, net                                                                  2,716              2,186
Premises and equipment, net                                                               5,396              5,828
Federal Home Loan Bank of Indianapolis stock                                              4,878              4,878
Other                                                                                     1,719              5,248
                                                                               ----------------- ------------------
Total Assets                                                                          $ 423,399          $ 435,192
                                                                               ================= ==================



Liabilities & Stockholders' Equity:
Deposits                                                                              $ 316,885          $ 361,241
Securities sold under agreements to repurchase                                           31,964             28,038
Federal Home Loan Bank advances                                                          37,000              7,000
Interest payable on securities sold under agreements to repurchase                          117                  5
Other interest payable                                                                    2,497              2,360
Note payable                                                                             12,995             12,995
Advance payments by borrowers for taxes and insurance                                     1,150                746
Accrued expenses payable and other liabilities                                              586              5,705
                                                                               ----------------- ------------------
Total Liabilities                                                                       403,194            418,090
                                                                               ----------------- ------------------

Minority interest                                                                           820                845
                                                                               ----------------- ------------------

Common stock                                                                                425                425
Additional paid-in-capital                                                               16,909             16,946
Treasury stock, 240,018 and 249,306 shares at cost                                       (2,395)            (2,488)
Retained earnings                                                                         2,483              1,642
Accumulated other comprehensive income (loss), net of taxes                               1,963               (268)
                                                                               ----------------- ------------------
Total Stockholders' Equity                                                               19,385             16,257
                                                                               ----------------- ------------------
Total Liabilities & Stockholders' Equity                                              $ 423,399          $ 435,192
                                                                               ================= ==================


See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                                                                    Three Months Ended
                                                                                       September 30
                                                                            -----------------------------------
                                                                                  2000              1999
                                                                            ----------------- -----------------
Interest Income:
Securities held for trading                                                           $  704           $ 3,257
Securities available for sale                                                          1,774                11
Securities held to maturity                                                                2                 5
Loans receivable                                                                       5,649             4,740
Dividends on Federal Home Loan Bank stock                                                104                98
Deposits                                                                                 159               172
Net interest expense on interest rate contracts maintained in the
trading portfolio                                                                        (19)              (96)
                                                                            ----------------- -----------------
Total interest income                                                                  8,373             8,187
                                                                            ----------------- -----------------

Interest Expense:
Deposits                                                                               4,650             4,198
Federal Home Loan Bank advances                                                          253               754
Short-term borrowings                                                                    878               961
Long-term borrowings                                                                     324               291
                                                                            ----------------- -----------------
Total interest expense                                                                 6,105             6,204
                                                                            ----------------- -----------------

Net Interest Income                                                                    2,268             1,983
Provision for loan losses                                                                185               117
                                                                            ----------------- -----------------
Net interest income after provision for loan losses                                    2,083             1,866
                                                                            ----------------- -----------------

Other Income (Loss):
Gain (loss) on sale of securities held for trading                                       776            (1,050)
Unrealized gain (loss) on securities held for trading                                    750              (992)
Unrealized gain (loss) on deposit hedges                                                (201)                -
Gain on branch sale                                                                    1,424                 -
Other                                                                                    239               140
                                                                            ----------------- -----------------
Total other income (loss)                                                              2,988            (1,902)
                                                                            ----------------- -----------------

Other Expense:
Salaries and employee benefits                                                         1,228             1,355
Premises and equipment expense                                                           376               393
FDIC insurance premiums                                                                   18                47
Marketing                                                                                 48               102
Computer services                                                                        162               142
Consulting fees                                                                           67                73
Other                                                                                    318               409
                                                                            ----------------- -----------------
Total other expenses                                                                   2,217             2,521
                                                                            ----------------- -----------------

Income (loss) before tax provision & minority interest in
Harrington Wealth Management Company (HWM)                                             2,854            (2,557)
Income tax provision (benefit)                                                         1,114              (997)
                                                                            ----------------- -----------------
Net income (loss) before minority interest in HWM                                      1,740            (1,560)
Minority interest in HWM                                                                  25                29
                                                                            ----------------- -----------------
Net income (loss) before cumulative effect of accounting change                        1,765            (1,531)
Cumulative effect of adoption of SFAS 133, less
applicable income tax benefit of $530.                                                  (829)                -
                                                                            ----------------- -----------------
Net Income (loss)                                                                      $ 936          $ (1,531)
                                                                            ================= =================

Basic Earnings (Loss) Per Share of Common Stock:
Income (loss) before cumulative effect                                                $ 0.56           $ (0.48)
Cumulative effect                                                                      (0.26)                -
                                                                            ----------------- -----------------
Net income (loss)                                                                     $ 0.30           $ (0.48)
                                                                            ================= =================

Diluted Earnings (Loss) Per Share of Common Stock:
Income (loss) before cumulative effect                                                $ 0.56           $ (0.48)
Cumulative effect                                                                      (0.26)                -
                                                                            ----------------- -----------------
Net income (loss)                                                                     $ 0.30           $ (0.48)
                                                                            ================= =================

  See  notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                                  Three Months Ended
                                                                                     September 30
                                                                          ------------------------------------
                                                                                2000              1999
                                                                          ----------------- ------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                  $   936           $ (1,531)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses                                                              185                117
Depreciation                                                                           189                192
Premium and discount amortization of securities, net                                    (3)               687
Loss (gain) on sale of securities held for trading                                    (776)             1,050
Unrealized loss (gain) on securities held for trading                                 (750)               992
Effect of minority interest                                                            (25)                 -
Purchases of securities held for trading                                                 -           (179,682)
Proceeds for maturities of securities held for trading                               1,784              5,730
Proceeds from sale of securities held for trading                                   25,967            159,455
Proceeds from sale of fixed assets at sold branches                                    255                  -
Net increase (decrease) in other assets and liabilities                                201                230
                                                                          ----------------- ------------------
Net cash provided by (used in) operating activities                                 27,963            (12,760)
                                                                          ----------------- ------------------

Cash Flows from Investing Activities:
Purchases of securities held to maturity                                                 -             (1,662)
Purchases of securities available for sale                                         (52,322)              (980)
Proceeds from maturities of securities held to maturity                                  2                  -
Proceeds from maturities of securities available for sale                            3,844                 (5)
Proceeds from sale of securities available for sale                                 36,095                  -
Change in loans receivable, net                                                    (18,632)            (6,240)
Minority interest                                                                        -                 29
Purchases of premises and equipment                                                    (12)               (62)
                                                                          ----------------- ------------------
Net cash provided by (used in) investing activities                                (31,025)            (8,920)
                                                                          ----------------- ------------------

Cash Flows from Financing Activities:
Net increase (decrease) in deposits                                                (44,356)             9,587
Increase (decrease) in securities sold under agreements to repurchase                3,926             17,547
Proceeds from Federal Home Loan Bank advances                                       90,000                  -
Principal repayments on Federal Home Loan Bank advances                            (60,000)                 -
Proceeds from note payable                                                               -                500
Proceeds from issuance of treasury stock                                                56                  -
Dividends paid on common stock                                                         (95)               (96)
                                                                          ----------------- ------------------
Net cash provided by (used in) financing activities                                (10,469)            27,538
                                                                          ----------------- ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (13,531)             5,858
Beginning of period                                                                 24,321              9,501
                                                                          ----------------- ------------------
End of period                                                                     $ 10,790           $ 15,359
                                                                          ================= ==================

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                             $ 6,061            $ 6,372
Cash paid for income taxes                                                             $ 5                $ 4


See notes to unaudited consolidated financial statements.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.        BUSINESS OF THE COMPANY

          Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and seven full-service banking offices, five of which were opened since December 1997. The Company is a community-focused financial institution with three distinct banking units in Indiana, Kansas, and North Carolina. The Company's business includes the gathering of deposits, the origination of mortgage related and consumer loans, and the operation of a commercial loan division for business customers. It also owns a 51% interest in Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions (see Note 2). The Company manages a hedged mortgage investment portfolio to utilize excess capital until it can be deployed in community banking assets.

          Earnings per Share

          The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:



                                                                 Three Months Ended
                                                                   September 30,
                                                            -------------------------
                                                               2000           1999
                                                            ----------     ----------
          Basic earnings per share:
          Weighted average common shares                     3,156,689      3,205,382
                                                            ==========     ==========

          Diluted earnings per share:
          Weighted average common shares                     3,156,689      3,205,382
          Dilutive effect of stock options (1)                   1,991              -
                                                            ----------     ----------
          Weighted average common and incremental shares     3,158,680      3,205,382
                                                            ==========     ==========

  (1) No dilutive effect of stock options for the three months ended September 30, 1999 was used in the calculation as the effect of the stock options was anti-dilutive.

2.        BASIS OF PRESENTATION

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

          The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2000.

          In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three months ended September 30, 2000 and 1999 include 100 percent of the revenues and expenses of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

          Reclassifications   of  certain   amounts  in  the  fiscal  year  2000
          consolidated financial statements have been made to conform to the fiscal year 2001 presentation.

3.        COMPREHENSIVE INCOME

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

          The following is a summary of the Company's total comprehensive income
          (loss) for the interim three-month periods ended September 30, 2000 and 1999 under SFAS No. 130:


                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      2000           1999
                                                                  -------------- -------------
                                                                    (Dollars in Thousands)
          Net income (loss)                                             $   936      $ (1,531)
                                                                  -------------- -------------
          Other comprehensive income, net of tax:
          Unrealized holding gains (losses) arising during period          (241)            4
          FAS 133 transition adjustment net of income tax                 3,837             -
          Add: reclassification adjustment for losses
             realized in net income                                         112             -
          Less: reclassification to earnings from OCI in
             accordance with SFAS 133                                    (1,477)            -
                                                                  -------------- -------------
          Other comprehensive income                                      2,231             4
                                                                  -------------- -------------
          Comprehensive income (loss)                                   $ 3,167      $ (1,527)
                                                                  ============== =============



4.        RECENT ACCOUNTING PRONOUNCEMENTS

          The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on July 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect type adjustment of $829,000 loss in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. Additionally, the Company recorded a cumulative-effect type adjustment of $3.8 million, net of tax, in accumulated other comprehensive income (OCI) to recognize the fair value of all derivatives that are designated as cash-flow hedges.

          The Company, upon its adoption of SFAS 133, reclassified $3.8 million of held-to-maturity debt securities to the available-for-sale classification. Such reclassifications were made so that those debt securities would be eligible to be designated as hedged items in the future as either fair-value or cash-flow hedges. This reclassification resulted in a cumulative-effect type adjustment of $11,000, net of tax, loss in OCI. Under the provisions of SFAS 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

          The Company, using proceeds from the sale of $40.0 million of GNMA adjustable rate mortgage securities, extinguished $40.5 million of securities sold under agreements to repurchase and $11.8 million of certificates of deposit. As a result of the extinguishment of short-term liabilities, the hedged transactions were deemed by management to no longer be probable of occurring. In accordance with SFAS 133, the Company reclassified $1.5 million from OCI to earnings.

          Accounting for Derivatives and Hedging Activities

          The Company utilizes derivative financial instruments as part of an overall interest rate risk management strategy.

          The Company is exposed to interest rate risk relating to the variable cash flows of certain deposit liabilities attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income the Company uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities. These derivatives are designated and qualify as cash flow hedges.

          On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified cash flow exposure or as a "no hedging" derivative. If a derivative does not qualify in a hedging relationship, the derivative is recorded at fair value and changes in its fair value are reported currently in earnings.

          The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy.

          The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated, or exercised; when the derivative is dedesignated as a hedge instrument, because it is probable that the forecasted transaction will not occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

          When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI will be recognized immediately in earnings. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and will be recognized when the transaction affects earnings; however, prospective hedge accounting for this transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

          The Company designates certain derivatives as cash flow hedges. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are recorded in OCI.

5.        BRANCH SALE

          On September 8, 2000, the Company sold deposits and certain assets of two branch banking locations. The Company sold $43.5 million of deposits, $0.4 million of office properties and equipment and paid approximately $41.7 million. The sale resulted in a pre-tax gain of approximately $1.4 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At September 30, 2000, the Company's total assets amounted to $423.4 million, as compared to $435.2 million at June 30, 2000. The $11.8 million or 2.7% decrease in total assets during the three months ended September 30, 2000 was primarily the result of a $26.3 million decrease in securities held for trading and a $13.5 million decrease in cash and cash equivalents which were partially offset with a $16.8 million increase in securities available for sale and an $18.4 million increase in net loans receivable. The decrease in securities held for trading is a result of the Company's reduction in the overall size of its investment portfolio to allow for growth of loans and to reduce earnings volatility from mark to market accounting. This decrease was partially offset by the increase in the securities available for sale. The increase in net loans receivable primarily reflected the Company's increase in the origination of business loans through its commercial division. The Company sold deposits of two branch banking locations totaling $43.5 million on September 8, 2000. This decrease was partially offset by a $30.0 million increase in Federal Home Loan Bank advances.

Minority interest decreased by $25,000 from June 30, 2000 to $820,000 at September 30, 2000. The financial statements as of and for the three month periods ended September 30, 2000 and 1999 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

At September 30, 2000, the Company's stockholders' equity amounted to $19.4 million, as compared to $16.3 million at June 30, 2000. The 19.0% increase in stockholders' equity was primarily due to net income of $936,000 recognized during the three-month period and the cumulative-effect type adjustment of $3.8 million, net of tax, in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges. These increases were partially offset by cash dividends paid of $95,000. At September 30, 2000, the Bank's Tier 1 core capital amounted to $29.7 million or 7.1% of adjusted total assets, which exceeded the minimum 4.0% requirement by $12.9 million. Additionally, as of such date, the Bank's risk-based capital totaled $31.3 million or 11.8% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $10.0 million.

Results of Operations

General. The Company reported income of $936,000 or $0.30 per share during the three months ended September 30, 2000, as compared to losses of $1.5 million or $(0.48) per share during the prior comparable period. The $2.4 million increase in earnings during the three months ended September 30, 2000, as compared to the same period in the prior year, was primarily due to a $3.6 million increase in realized and unrealized net gains on securities held for trading, a $1.4 million gain on the sale of deposits and certain assets of two branch banking locations, a $304,000 decrease in operating expenses, and a $217,000 increase in net interest income after provision for loan losses. These increases were partially offset by an increase in the Company's income tax provision of $2.1 million and an $829,000 loss, net of tax, to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities.

Selected Financial Ratios. The following schedule shows selected financial ratios for the three months ended September 30, 2000 and 1999.

                                                             At or for the
                                                           Three Months Ended
                                                              September 30,
                                                        ------------------------
                                                             2000         1999
                                                        ------------ -----------

          Return on average assets                          0.83%        (1.24)%
          Return on average equity                         19.83%       (34.67)%
          Interest rate spread (1)                          1.96%         1.51%
          Net interest margin (2)                           2.08%         1.63%
          Operating expenses to average assets              1.96%         2.04%
          Efficiency ratio (3)                             95.48%       125.66%
          Non-performing assets to total assets             0.16%         0.16%
          Loan loss reserves to non-performing loans      515.01%       328.73%


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

Interest Income. Interest income increased by $186,000 or 2.3% during the three months ended September 30, 2000, as compared to the same period in the prior year. This increase was primarily due to a $909,000 increase in interest income from the Company's loan portfolio, which was partially offset by a $716,000 decrease in interest income from the investment portfolio. The decrease in interest income from the Company's investment portfolio was a result of a $60.1 million decrease in the level of the average investment portfolio which was partially offset by a 103 basis point increase in the interest yield earned. The Company substantially reduced the investment portfolio to allow for the growth of loans and to reduce earnings volatility from mark-to-market accounting. The increase in interest income on the loan portfolio was a direct result of the $21.0 million increase in the level of the average loan portfolio in addition to an 82 basis point increase in the interest yield earned. The net increase in the average balance and interest yield earned on the Company's loan portfolio is primarily due to the origination of commercial loans.

Interest Expense. Interest expense decreased by $99,000 during the three months ended September 30, 2000, as compared to the same period in the prior year. This decrease was primarily due to a $44.9 million decrease in the level of average interest-bearing liabilities which was partially offset by a 50 basis point increase in the cost of interest-bearing deposits.

Net Interest Income. Net interest income increased by $285,000 or 14.4% during the three months ended September 30, 2000, as compared to the same period in the prior year. The net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2000 was 2.08%, as compared to 1.63% for the three months ended September 30, 1999.

Provision for Loan Losses. During the three months ended September 30, 2000, the Company increased the general allowance for loan losses by $185,000 in response to the continued commercial loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable. During the three months ended September 30, 1999, the Company increased the general allowance for loan losses by $117,000 in response to loan growth.

Other Income (Loss). Total other income (loss) amounted to $3.0 million during the three months ended September 30, 2000, as compared to $(1.9) million during the respective period in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

During the three months ended September 30, 2000, the Company recognized $1.1 million of realized gains on the sale of securities held for trading, $296,000 of realized losses on futures instruments and $750,000 of unrealized gains on securities and hedges held for trading. The Company also recognized a gain of $1.4 million resulting from the sale of deposits and certain assets of two branch banking locations on September 8, 2000.

During the three months ended September 30, 1999, the Company recognized $814,000 of realized losses on the sale of securities held for trading, $236,000 of realized losses on futures instruments, and $992,000 of unrealized losses on securities and hedges held for trading.

Other Expense. Total other expense amounted to $2.2 million during the three months ended September 30, 2000, as compared to $2.5 million during the respective period in the prior year. The decrease in total other expense was due to decreases in salaries, premises and equipment expense, marketing expense, and other operating expenses, which were primarily the result of the Company's efforts to streamline the senior management organization and increase operating efficiency in the March 2000 quarter. As a result of this realignment, the Chief Operating Officer position, two mortgage loan operations positions, and a marketing staff position were eliminated. These changes, along with the sale of the two southern Indiana branches, contributed to the decrease in operating expenses.

Income Tax Provision (Benefit). The Company recorded an income tax provision of $1.1 million during the three months ended September 30, 2000, as compared to a benefit of $1.0 million during the respective period in the prior year. The Company's effective tax rate amounted to 39.0% for the three months ended September 30, 2000 and 1999.

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

The total eligible regulatory liquidity of the Bank was 20.0% at September 30, 2000, as compared to 24.4% at June 30, 2000. At September 30, 2000, the Bank's average "liquid" assets totaled approximately $79.4 million, which was $63.5 million in excess of the current OTS minimum requirement.

At September 30, 2000, the Company's total approved originated loan commitments outstanding amounted to $12.0 million, and the unused lines of credit outstanding totaled $22.6 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $148.0 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

Segment Information

The Company's principal business lines include community banking in the Indiana, Kansas and North Carolina markets, investment activities including treasury management, HWM (see Notes 1 and 2) and other activities including the unconsolidated holding company functions. For the three months ended September 30, 1999, the other category also includes start-up costs for the North Carolina bank, which opened in July of 1999. The community banking segment provides a full range of deposit products as well as mortgage, consumer and commercial loans in its designated markets. The investment segment is comprised of the Company's held for trading, available for sale and held to maturity securities, as well as the treasury management function. A standard investment return is allocated to each of the Community Banking segments based on whether the segment is a funds provider (excess deposits relative to loans) or user (excess loans relative to deposits). If the segment generates excess funds, then it is assigned an investment return on those excess funds of one month LIBOR. If the banking segment is a funds user, those funds are provided from the Investments segment at one month LIBOR. The overall profitability of the Investment and Community Banking segments is therefore affected by this funds transfer methodology. The financial information for each operating segment is reported on the basis used internally by the Company's management to evaluate performance and allocate resources.

The measurement of the performance of the operating segments is based on the management and corporate structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' asset size and results of operations if they were independent entities.

                 Harrington Financial Group, Inc. and Subsidiary
                                Community Banking
          Three Months Ended September 30, 2000 (Dollars in Thousands)


                                                                              North
                                                      Indiana    Kansas    Carolina   Investments   HWM         Other       Total
 Net interest income (expense) (1)                  $   1,222  $     592  $     228   $     386   $      13   $    (173)  $   2,268
 Provision for loan losses                                 85         74         26          --          --          --         185
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
 Net interest income (expense) after provision
 for loan losses                                        1,137        518        202         386          13        (173)      2,083

 Other operating income                                   147         25          4          11          18          34         239
 Depreciation expense                                      74         15         15           1           1          83         189
 Other operating expense                                1,052        298        238         207          45         188       2,028
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
 Core banking income (loss) before taxes                  158        230        (47)        189         (15)       (410)        105

 Realized and unrealized gain (loss) on securities,
   net of hedging                                          --         --         --       1,325          --          --       1,325
 Other gains (losses)                                       5          1         --          10          (6)      1,414       1,424
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
 Income (loss) before income taxes                        163        231        (47)      1,524         (21)      1,004       2,854
 Applicable income taxes                                   65         92        (19)        599          (8)        385       1,114
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
 Net income (loss) before minority interest                98        139        (28)        925         (13)        619       1,740

 Minority interest, net of taxes                           --         --         --          --          --          25          25
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
 Net income (loss) before FAS 133
 transition adjustment                                     98        139        (28)        925         (13)        644       1,765
 FAS 133 transition adjustment, net of
 income tax benefits                                       --         --         --        (829)         --          --        (829)
                                                    ---------  ---------  ---------   ---------   ---------   ---------   ---------
 Net income (loss)                                  $      98  $     139  $     (28)  $      96   $     (13)  $     644   $     936
                                                    =========  =========  =========   =========   =========   =========   =========

 Identifiable assets                                 $ 133,618  $  57,977  $  21,703   $ 122,966   $   1,727   $  85,408   $ 423,399
                                                     =========  =========  =========   =========   =========   =========   =========


(1) Interest income is presented net of interest expense.

                 Harrington Financial Group, Inc. and Subsidiary
                                Community Banking
          Three Months Ended September 30, 1999 (Dollars in Thousands)


                                                      Indiana      Kansas    Investments    Other      Total
 Net interest income (expense) (1)                   $     878   $     (31)  $   1,432   $    (296)  $   1,983
 Provision for loan losses                                  45          53          --          19         117
                                                     ---------   ---------   ---------   ---------   ---------
 Net interest income (expense) after provision
 for loan losses                                           833         (84)      1,432        (315)      1,866

 Other operating income                                    112           8           1          19         140
 Depreciation expense                                      133          23          12          25         193
 Other operating expense                                 1,269         352         213         494       2,328
                                                     ---------   ---------   ---------   ---------   ---------
 Core banking income (loss) before taxes                  (457)       (451)      1,208        (815)       (515)

 Realized and unrealized gain (loss) on securities,
   net of hedging                                           --          --      (2,048)          6      (2,042)
                                                     ---------   ---------   ---------   ---------   ---------
 Income (loss) before income taxes                        (457)       (451)       (840)       (809)     (2,557)
 Applicable income taxes                                  (178)       (175)       (327)       (317)       (997)
                                                     ---------   ---------   ---------   ---------   ---------
 Net income (loss) before minority interest               (279)       (276)       (513)       (492)     (1,560)

 Minority interest, net of taxes                            --          --          --          29          29
                                                     ---------   ---------   ---------   ---------   ---------
 Net income (loss)                                   $    (279)  $    (276)  $    (513)  $    (463)  $  (1,531)
                                                     =========   =========   =========   =========   =========

 Identifiable assets                                 $ 220,555   $  47,180   $ 217,884   $  12,603   $ 498,222
                                                     =========   =========   =========   =========   =========


(1) Interest income is presented net of interest expense.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

             The OTS requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value (NPV) of an institution's existing assets, liabilities and off-balance sheet instruments. A post shock MVPE to market value of assets (NPV) ratio can then be calculated in each interest rate scenario. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company has contracted with Smith Breeden Associates, Inc. for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, the use of various financial instruments to reduce interest rate risk, and assistance in performing the required calculation of the sensitivity of its market value to changes in interest rates. In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions that vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans.

               The following table sets forth at September 30, 2000, the estimated sensitivity of the Bank's MVPE and NPV ratios to parallel yield curve shifts using the Company's internal market value calculation. The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

             The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.


                            Change in Interest Rates
                              (In Basis Points)(1)
                             (Dollars in Thousands)

                                             -300        -200        -100       -     +100        +200        +300
                                             ----        ----        ----     ----    ----        ----        ----

 Market value gain (loss) of assets       $ 18,268    $ 14,188    $  8,060     --   $ (9,677)   $(20,272)   $(31,065)
 Market value gain (loss) of liabilities    (7,988)     (5,598)     (2,970)    --      3,467       7,465      11,748
                                          --------    --------    --------    ---   --------    --------    --------
 Market value gain (loss) of net
 assets before interest rate contracts      10,280       8,590       5,090     --     (6,210)    (12,807)    (19,317)

 Pre-tax market value gain (loss) of
 interest rate contracts                   (12,287)     (7,894)     (3,806)    --      3,720       7,306      10,679
                                          --------    --------    --------    ---   --------    --------    --------

 Total change in MVPE(2) (Model)          $ (2,007)   $    696    $  1,284     --   $ (2,490)   $ (5,501)   $ (8,638)
                                          ========    ========    ========    ===   ========    ========    ========

 NPV post shock ratio                          5.7%        6.4%        6.6%   6.5%       6.0%        5.5%        4.8%
                                          ========    ========    ========    ===   ========    ========    ========

 Change in MVPE as a percent of:
 MVPE (2) (Model)                             (7.5)%       2.6%        4.8%    --      (9.3)%      (20.5)%     (32.2)%

   Total assets of the Bank                   (0.5)%       0.2%        0.3%    --      (0.6)%       (1.3)%      (2.0)%

 Change in NPV post shock ratio               (0.8)%      (0.1)%       0.1%    --      (0.5)%       (1.0)%      (1.7)%



(1) Assumes an instantaneous parallel change in interest rates at all maturities.
(2)  Based on the Bank's pre-tax MVPE of $26.8 million at September 30, 2000.

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


                            Change in Interest Rates
                                (In Basis Points)
                             (Dollars in Thousands)

                                             -300      -200      -100    -    +100       +200      +300
                                             ----      ----      ----   ----  ----       ----      ----
 After tax market value gain (loss)
 of assets                                 $ 6,170   $ 3,842   $ 1,813   -  $(1,868)   $(3,924)   $(6,107)

 After tax market value gain (loss)
 of interest rate contracts                 (4,709)   (3,040)   (1,473)  -    1,390      2,703      3,947
                                           -------   -------   -------   -  -------    -------    -------

 After tax gain (loss) equity (Model)        1,461       802       340   -     (478)    (1,221)    (2,160)
                                           =======   =======   =======   =  =======    =======    =======

 After tax gain (loss) in equity as a
 percent of the Company's equity
 at September 30, 2000                       7.5 %     4.1 %     1.8 %   -     (2.5)%     (6.3)%    (11.1)%

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

             None

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



                        HARRINGTON FINANCIAL GROUP, INC.




Date: November 13, 2000           By: /s/ Craig J. Cerny
                                      -------------------------------------
                                      Craig J. Cerny
                                      President and Chief Executive Officer



Date: November 13, 2000           By: /s/ John E. Fleener
                                      -------------------------------------
                                      John E. Fleener
                                      Chief Financial Officer