Form 10-Q
period 2000-12-31
HARRINGTON FINANCIAL GROUP INC
filed 2001-02-14
CIK 934203

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27940


                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Indiana                                              48-1050267
--------------------------------                        ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification Number)



     722 East Main Richmond, Indiana                        47374
--------------------------------------------     ------------------------------
  (Address of principal executive office)                 (Zip Code)


       (Registrant's telephone number, including area code) (765) 962-8531
                                                            --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No [   ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 7, 2001, there were issued and outstanding 3,129,670 shares of the Registrant's Common Stock, par value $.125 per share.



         HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

         TABLE OF CONTENTS



                                                                              Page
Part I. Financial Information                                                 ----
------- ----------------------

Item 1. Financial Statements

        Consolidated Statements of Condition as of December 31, 2000
        (unaudited) and June 30, 2000                                            1

        Consolidated Statements of Operations (unaudited) for the three and six
        months ended December 31, 2000 and 1999                                  2

        Consolidated Statements of Cash Flows (unaudited) for the six
        months ended December 31, 2000 and 1999                                  3

        Notes to Unaudited Consolidated Financial Statements                     4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk              17

Part II. Other Information
-------  -----------------

Item 1. Legal Proceedings                                                       18
Item 2. Changes in Securities                                                   18
Item 3. Defaults Upon Senior Securities                                         18
Item 4. Submission of Matters to a Vote of Security-Holders                     18
Item 5. Other Information                                                       18
Item 6. Exhibits and Reports on Form 8-K                                        18

Signatures


                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Condition (Unaudited)
                             (Dollars in Thousands)

                                                                                  December 31,         June 30,
                                                                                     2000                2000
                                                                               ----------------- ------------------
Assets:
  Cash                                                                                    $ 1,913            $ 2,314
  Interest-bearing deposits                                                                 9,856             22,007
                                                                                 ----------------- ------------------
  Total cash and cash equivalents                                                          11,769             24,321
  Securities held for trading - at fair value (amortized cost of
   $18,618 and $55,288)                                                                    18,403             53,852
  Securities available for sale - at fair value (amortized cost of
   $87,369 and $64,495)                                                                    89,505             64,052
  Securities held to maturity - at amortized cost                                              31              3,857
  Loans receivable, net                                                                   304,751            270,970
  Interest receivable, net                                                                  2,944              2,186
  Premises and equipment, net                                                               5,239              5,828
  Federal Home Loan Bank of Indianapolis stock                                              4,878              4,878
  Other                                                                                     3,118              5,248
                                                                                 ----------------- ------------------
  Total Assets                                                                          $ 440,638          $ 435,192
                                                                                 ================= ==================

Liabilities & Stockholders' Equity:

  Deposits                                                                              $ 320,240          $ 361,241
  Securities sold under agreements to repurchase                                           61,491             28,038
  Federal Home Loan Bank advances                                                          15,000              7,000
  Interest payable on securities sold under agreements to repurchase                          196                  5
  Other interest payable                                                                    2,353              2,360
  Note payable                                                                             12,995             12,995
  Advance payments by borrowers for taxes and insurance                                       627                746
  Accrued expenses payable and other liabilities                                            8,921              5,705
                                                                                 ----------------- ------------------
  Total Liabilities                                                                       421,823            418,090
                                                                                 ----------------- ------------------

  Minority interest                                                                           800                845
                                                                                 ----------------- ------------------

  Common stock                                                                                425                425
  Additional paid-in-capital                                                               16,909             16,946
  Treasury stock, 270,268 and 249,306 shares at cost                                       (2,586)            (2,488)
  Retained earnings                                                                         2,886              1,642
  Accumulated other comprehensive income (loss), net of taxes                                 381               (268)
                                                                                ----------------- ------------------
   Total Stockholders' Equity                                                              18,015             16,257
                                                                                ----------------- ------------------
   Total Liabilities & Stockholders' Equity                                             $ 440,638          $ 435,192
                                                                                ================= ==================

See notes to unaudited consolidated financial statements.

         HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
        Consolidated Statements of Operations (Unaudited)
            (Dollars in Thousands Except Share Data)

                                                                       Three Months Ended                Six Months Ended
                                                                          December 31                       December 31
                                                                  -----------------------------  --------------------------------
                                                                       2000           1999            2000             1999
                                                                  -------------- --------------  --------------  ----------------
Interest Income:
  Securities held for trading                                               $ 456        $ 3,033         $ 1,160         $ 6,290
  Securities available for sale                                             1,562             25           3,336              36
  Securities held to maturity                                                   1             32               3              37
  Loans receivable                                                          6,121          5,023          11,770           9,763
  Dividends on Federal Home Loan Bank stock                                   104             99             208             197
  Deposits                                                                    140            201             299             373
  Net interest expense on interest rate contracts
   maintained in the trading portfolio                                         (9)            40             (28)            (56)
                                                                    -------------- --------------  --------------  --------------
  Total interest income                                                     8,375          8,453          16,748          16,640
                                                                    -------------- --------------  --------------  --------------

Interest Expense:

  Deposits                                                                  4,498          4,466           9,148           8,664
  Federal Home Loan Bank advances                                             305            352             558           1,106
  Short-term borrowings                                                       847          1,053           1,725           2,014
  Long-term borrowings                                                        320            323             644             614
                                                                    -------------- --------------  --------------  --------------
   Total interest expense                                                   5,970          6,194          12,075          12,398
                                                                    -------------- --------------  --------------  --------------

Net Interest Income                                                         2,405          2,259           4,673           4,242
Provision for loan losses                                                     105            197             290             314
                                                                    -------------- --------------  --------------  --------------
Net interest income after provision for loan losses                         2,300          2,062           4,383           3,928
                                                                    -------------- --------------  --------------  --------------

Other Income (Loss):

  Gain (loss) on sale of securities held for trading                         (379)          (958)            397          (2,008)
  Unrealized gain (loss) on securities held for trading                       897          1,352           1,647             360
  Unrealized gain (loss) on deposit hedges                                    (77)             -            (278)              -
  Gain on branch sale                                                         (13)             -           1,411               -
  Other                                                                       218            196             457             336
                                                                    -------------- --------------  --------------  --------------
  Total other income (loss)                                                   646            590           3,634          (1,312)
                                                                    -------------- --------------  --------------  --------------

Other Expense:

  Salaries and employee benefits                                            1,200          1,301           2,428           2,656
  Premises and equipment expense                                              347            388             723             781
  FDIC insurance premiums                                                      19             49              37              96
  Marketing                                                                    26            118              74             220
  Computer services                                                           152            160             314             302
  Consulting fees                                                              67             70             134             143
  Other                                                                       361            417             679             826
                                                                    -------------- --------------  --------------  --------------
  Total other expenses                                                      2,172          2,503           4,389           5,024
                                                                    -------------- --------------  --------------  --------------

Income (loss) before tax provision & minority interest in
  Harrington Wealth Management Company (HWM)                                  774            149           3,628          (2,408)
Income tax provision (benefit)                                                299             57           1,413            (940)
                                                                    -------------- --------------  --------------  --------------
  Net income (loss) before minority interest in HWM                           475             92           2,215          (1,468)
Minority interest in HWM                                                       22             20              47              49
                                                                    -------------- --------------  --------------  --------------
  Net income (loss) before cumulative effect of accounting change             497            112           2,262          (1,419)
Cumulative effect of adoption of SFAS 133, less
  applicable income tax benefit of $530                                         -              -            (829)              -
                                                                    -------------- --------------  --------------  --------------
  Net Income (loss)                                                         $ 497          $ 112         $ 1,433        $ (1,419)
                                                                    ============== ==============  ==============  ==============

Basic Earnings (Loss) Per Share of Common Stock:

  Income (loss) before cumulative effect                                   $ 0.16         $ 0.03          $ 0.72         $ (0.44)
  Cumulative effect                                                             -              -           (0.26)              -
                                                                    -------------- --------------  --------------  --------------
  Net income (loss)                                                        $ 0.16         $ 0.03          $ 0.46         $ (0.44)
                                                                    ============== ==============  ==============  ==============

Diluted Earnings (Loss) Per Share of Common Stock:

  Income (loss) before cumulative effect                                   $ 0.16           $ 0.03          $ 0.72         $ (0.44)
  Cumulative effect                                                             -                -           (0.26)              -
                                                                    -------------- ----------------  --------------  --------------
  Net income (loss)                                                        $ 0.16           $ 0.03          $ 0.46         $ (0.44)
                                                                    ============== ================  ==============  ==============

See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                                                      Six Months Ended
                                                                                                         December 31
                                                                                              ---------------------------------
                                                                                                    2000              1999
                                                                                              ---------------- ----------------
Cash Flows from Operating Activities:

  Net income (loss)                                                                                   $ 1,433         $ (1,419)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Provision for loan losses                                                                               290              314
  Depreciation                                                                                            365              384
  Premium and discount amortization of securities, net                                                    (19)           1,068
  Loss (gain) on sale of securities held for trading                                                     (397)           2,008
  Unrealized loss (gain) on securities held for trading                                                (1,647)            (360)
  Effect of minority interest                                                                             (47)             (49)
  Purchases of securities held for trading                                                                  -         (290,894)
  Proceeds for maturities of securities held for trading                                                2,725            8,340
  Proceeds from sale of securities held for trading                                                    34,291          346,467
  Net increase (decrease) in other assets and liabilities                                               3,166             (560)
                                                                                              ---------------- ----------------
   Net cash provided by (used in) operating activities                                                 40,160           65,299
                                                                                              ---------------- ----------------

Cash Flows from Investing Activities:

  Purchases of securities held to maturity                                                                  -           (1,662)
  Purchases of securities available for sale                                                          (61,280)            (980)
  Proceeds from maturities of securities held to maturity                                                   4               11
  Proceeds from maturities of securities available for sale                                             6,200              127
  Proceeds from sale of securities available for sale                                                  36,095                -
  Change in loans receivable, net                                                                     (34,083)         (17,080)
  Minority interest                                                                                         -                -
  Purchases of premises and equipment                                                                     (31)             (90)
  Proceeds from sale of fixed assets at sold branches                                                     255                -
                                                                                              ---------------- ----------------
   Net cash provided by (used in) investing activities                                                (52,840)         (19,674)
                                                                                              ---------------- ----------------

Cash Flows from Financing Activities:

  Net increase (decrease) in deposits                                                                   2,523           28,833
  Deposits sold as part of branch sale                                                                (43,524)               -
  Increase (decrease) in securities sold under agreements to repurchase                                33,453          (31,378)
  Proceeds from Federal Home Loan Bank advances                                                       149,000            3,000
  Principal repayments on Federal Home Loan Bank advances                                            (141,000)         (43,000)
  Proceeds from note payable                                                                                -            1,000
  Purchase of treasury stock                                                                             (191)               -
  Proceeds from issuance of treasury stock                                                                 56                -
  Dividends paid on common stock                                                                         (189)            (192)
                                                                                              ---------------- ----------------
   Net cash provided by (used in) financing activities                                                    128          (41,737)
                                                                                              ---------------- ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                  (12,552)           3,888
Beginning of period                                                                                    24,321            9,501
                                                                                              ---------------- ----------------
End of period                                                                                        $ 11,769         $ 13,389
                                                                                              ================ ================

Supplemental Disclosure of Cash Flow Information:

  Cash paid for interest                                                                             $ 12,505           $ 12,132
  Cash paid for income taxes                                                                              $ 5                $ 6

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

      Earnings per Share

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                       Three Months Ended             Six Months Ended
                                                           December 31                   December 31
                                                    ------------------------      ------------------------
                                                       2000           1999          2000           1999
                                                    ---------      ---------      ---------      ---------
Basic earnings per share:
Weighted average common shares                      3,139,559      3,205,382      3,148,124      3,205,382
                                                    =========      =========      =========      =========

Diluted earnings per share:

Weighted average common shares                      3,139,559      3,205,382      3,148,124      3,205,382
Dilutive effect of stock options (1)                       87             --          1,086             --
                                                    ---------      ---------      ---------      ---------
Weighted average common and incremental shares      3,139,646      3,205,382      3,149,210      3,205,382
                                                    =========      =========      =========      =========

(1) No dilutive effect of stock options for the three and six months ended December 31, 1999 was used in the calculation as the effect of the stock options was anti-dilutive.


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

      The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2000.

      In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three and six months ended December 31, 2000 and 1999 include 100 percent of the revenues and expenses of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

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

      The following is a summary of the  Company's  total  comprehensive  income
      (loss) for the interim three- and six-month periods ended December 31, 2000 and 1999 under SFAS No. 130:

                                                                Three Months Ended            Six Months Ended
                                                                    December 31                  December 31
                                                               ---------------------       -----------------------
                                                                 2000          1999         2000             1999
                                                               -------       -------       ------            -----
                                                               (Dollars in Thousands)      (Dollars in Thousands)

Net income (loss)                                              $   497       $   112       $ 1,433       $(1,419)
                                                               -------       -------       -------       -------

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on deposit related
         hedges, investment securities and hedges arising
         during period                                          (1,583)           (1)       (1,824)            3
FAS 133 transition adjustment net of income tax                     --            --         3,837            --
Add: reclassification adjustment for losses
         realized in net income                                     --            --           112            --
Less: reclassification to earnings from OCI in
         accordance with SFAS 133                                   --            --        (1,477)           --
                                                               -------       -------       -------       -------
Other comprehensive income                                      (1,583)           (1)          648             3
                                                               -------       -------       -------       -------
Comprehensive income (loss)                                    $(1,086)      $   111       $ 2,081       $(1,416)
                                                               =======       =======       =======       =======


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

      Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued September 2000 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. Also, it is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At December 31, 2000, the Company's total assets amounted to $440.6 million, as compared to $435.2 million at June 30, 2000. The $5.4 million or 1.2% increase in total assets during the six months ended December 31, 2000 was primarily the result of a $33.8 million increase in net loans receivable and a $25.5 million increase in securities available for sale, which were partially offset with a $35.4 million decrease in securities held for trading, a $12.6 million decrease in cash and cash equivalents, and a $3.8 million decrease in securities held to maturity. The decrease in securities held for trading is a result of the Company's reduction in the overall size of its investment portfolio to allow for growth of loans. The increase in net loans receivable primarily reflected the Company's increase in the origination of business loans through its commercial and consumer divisions.

Minority interest decreased by $45,000 from June 30, 2000 to $800,000 at December 31, 2000. The financial statements as of and for the three- and six-month periods ended December 31, 2000 and 1999 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

At December 31, 2000, the Company's stockholders' equity amounted to $18.0 million, as compared to $16.3 million at June 30, 2000. The 10.4% increase in stockholders' equity was primarily due to net income of $1.4 million recognized during the six-month period and the cumulative-effect type adjustment of $3.8 million, net of tax, in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges (see Note
4). These increases were partially offset by cash dividends paid of $189,000, unrealized net gains of $1.2 million on investment securities available for sale and unrealized net losses of $3.0 million on deposit hedges. At December 31, 2000, the Bank's Tier 1 core capital amounted to $29.1 million or 6.7% of adjusted total assets, which exceeded the minimum 4.0% requirement by $11.6 million. Additionally, as of such date, the Bank's risk-based capital totaled $30.8 million or 10.9% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $8.2 million.

Results of Operations

General. The Company reported income of $497,000 or $0.16 per share and $1.4 million or $0.46 per share during the three and six months ended December 31, 2000, as compared to income of $112,000 or $0.03 per share and losses of $1.4 million or $0.44 per share during the prior comparable periods. The $385,000 increase in earnings during the three months ended December 31, 2000, as compared to the same period in the prior year, was primarily due to a $238,000 increase in net interest income after provision for loan losses and a $331,000 decrease in operating expense, which were partially offset by a $242,000 increase in the Company's income tax provision. The $2.9 million increase in earnings during the six months ended December 31, 2000, as compared to the same period in the prior year, was primarily due to a $3.7 million increase in realized and unrealized net gains on securities held for trading, a $1.4 million gain on the sale of deposits and certain assets of two branch banking locations, a decrease in operating expense of $635,000, and a $455,000 increase in net interest income after provision for loan losses. These increases were partially offset by an increase in the Company's income tax provision of $2.4 million and an $829,000 loss, net of tax, to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities (see Note 4).

Selected Financial Ratios. The following schedule shows selected financial ratios for the three and six months ended December 31, 2000 and 1999.

                                                        At or for the                  At or for the
                                                     Three Months Ended               Six Months Ended
                                                         December 31                    December 31
                                                ------------------------------  -----------------------------
                                                     2000            1999            2000           1999
                                                --------------  --------------  -------------- --------------
  Return on average assets                             0.46 %          0.09 %          0.65 %        (0.58)%
  Return on average equity                            10.49 %          2.58 %         15.14 %       (16.18)%
  Interest rate spread (1)                             2.09 %          1.76 %          2.03 %         1.67 %
  Net interest margin (2)                              2.30 %          1.89 %          2.18 %         1.76 %
  Operating expenses to average assets                 2.02 %          2.05 %          1.99 %         2.05 %
  Efficiency ratio (3)                                82.73 %        110.85 %         85.51 %       117.83 %
  Non-performing assets to total assets                0.18 %          0.15 %          0.18 %         0.15 %
  Loan loss reserves to non-performing loans         381.67 %        515.33 %        381.67 %       515.33 %

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


Interest Income. Interest income decreased by $78,000 or 0.9% during the three months ended December 31, 2000, as compared to the same period in the prior year. This decrease was primarily due to a $1.1 million decrease in interest income from the investment portfolio and a $61,000 decrease in interest income from interest-bearing deposits, which were partially offset by a $1.1 million increase in interest income from the Company's loan portfolio. The decrease in interest income from the Company's investment portfolio was the result of a $76.2 million decrease in the level of the average investment portfolio, which was partially offset by a 109 basis point increase in the interest yield earned. The Company substantially reduced the investment portfolio to allow for the growth of loans. The increase in interest income on the loan portfolio was a direct result of the $27.0 million increase in the level of the average loan portfolio in addition to an 86 basis point increase in the interest yield earned. The decrease in interest income from interest-bearing deposits was the result of a $6.6 million decrease in the level of the average deposits, which was partially offset by an 85 basis point increase in the interest yield earned.

Interest income increased by $108,000 or 0.6% during the six months ended December 31, 2000 as compared to the same period in the prior year. This increase was primarily due to a $2.0 million increase in interest income from the Company's loan portfolio, which was partially offset by a $1.8 million decrease in interest income from the investment portfolio. The increase in interest income on the loan portfolio was the direct result of the $24.0 million increase in the average loan portfolio and the 75 basis point increase in the interest yield earned. The decrease in the interest income from the investment portfolio was the result of the $68.1 million decrease in the level of the average investment portfolio, which was partially offset by the 67 basis point increase in the interest yield earned.

Interest Expense. Interest expense decreased $224,000 or 3.6% during the three months ended December 31, 2000, as compared to the same period in the prior year. This decrease was due to the $62.6 million decrease in the level of average interest-bearing liabilities, which was partially offset by a 65 basis point increase in the cost of interest-bearing liabilities.

Interest expense decreased $323,000 or 2.6% during the six months ended December 31, 2000, as compared to the same period in the prior year. This decrease was due to the $53.8 million decrease in the level of average interest-bearing liabilities, which was partially offset by a 50 basis point increase in the cost of interest-bearing liabilities.

Net Interest Income. Net interest income increased by $146,000 or 6.5% during the three months ended December 31, 2000, as compared to the same period in the prior year. Net interest income increased by $431,000 or 10.2% during the six months ended December 31, 2000, as compared to the same period in the prior year. The net interest margin, defined as net interest income divided by average interest-earning assets, for the three and six months ended December 31, 2000 was 2.30% and 2.18%, as compared to 1.89% and 1.76% for the three and six months ended December 31, 1999.

Provision for Loan Losses. During the three and six months ended December 31, 2000, the Company increased the general allowance for loan losses by $105,000 and $290,000, respectively, in response to the continued commercial loan growth. Delinquencies and loan write-offs continue to be minimal, and the non-performing assets remain stable. During the three and six months ended December 31, 1999, the Company increased the general allowance for loan losses by $197,000 and $314,000, respectively, in response to loan growth.

Other Income (Loss). Total other income (loss) amounted to $646,000 and $3.6 million during the three and six months ended December 31, 2000, as compared to $590,000 and $(1.3) million during the respective periods in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

During the three months ended December 31, 2000, the Company recognized $351,000 of realized losses on the sale of securities held for trading, $28,000 of realized losses on futures instruments, $897,000 of unrealized gains on securities held for trading, and $77,000 of unrealized losses on deposit hedges. During the six months ended December 31, 2000, the Company recognized $721,000 of realized gains on the sale of securities held for trading, $324,000 of realized losses on futures instruments, $1.6 million of unrealized gains on securities held for trading, and $278,000 of unrealized losses on deposit hedges. The Company also recognized a gain of $1.4 million resulting from the sale of deposits and certain assets of two branch banking locations on September 8, 2000.

During the three months ended December 31, 1999, the Company recognized $3.5 million of realized losses on the sale of securities held for trading, $2.5 million of realized gains on futures instruments, and $1.4 million of unrealized gains on securities and hedges held for trading. During the six months ended December 31, 1999, the Company recognized $4.3 million of realized losses on the sale of securities held for trading, $2.3 million of realized gains on futures instruments and $360,000 of unrealized gains on securities and hedges held for trading.

Other Expense. Total other expense amounted to $2.2 million and $4.4 million during the three and six months ended December 31, 2000, as compared to $2.5 million and $5.0 million during the respective periods in the prior year. The decrease in total other expense was due to decreases in salaries, premises and equipment expense, marketing expense, and other operating expenses, which were primarily the result of the Company's efforts to streamline the senior management organization and increase operating efficiency in the March 2000 quarter. As a result of this realignment, the Chief Operating Officer position, two mortgage loan operations positions, and a marketing staff position were eliminated. These changes, along with the sale of the two southern Indiana branches, contributed to the decrease in operating expenses.

Income Tax Provision (Benefit). The Company recorded an income tax provision of $299,000 during the three months ended December 31, 2000, as compared to $57,000 during the respective period in the prior year. For the six months ended December 31, 2000, the Company recorded an income tax provision of $1.4 million as compared to a benefit of $940,000 during the respective period in the prior year. The Company's effective tax rate amounted to 38.6% and 38.9% for the three and six months ended December 31, 2000, as compared to 38.3% and 39.0% during the same periods in 1999.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the Office of Thrift Supervision ("OTS"). As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably. Recent legislation has eliminated this requirement.

The total eligible regulatory liquidity of the Bank was 13.2% at December 31, 2000, as compared to 24.4% and 16.7% at June 30, 2000 and 1999, respectively. At December 31, 2000, the Bank's average "liquid" assets totaled approximately $52.7 million, which was $36.8 million in excess of the current OTS minimum requirement.

At December 31, 2000, the Company's total approved originated loan commitments outstanding amounted to $5.0 million, and the unused lines of credit outstanding totaled $26.6 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2000 totaled $166.7 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

Segment Information

The Company's principal business lines include community banking in the Indiana, Kansas and North Carolina markets, investment activities including treasury management, HWM (see Notes 1 and 2) and other activities, including mainly the unconsolidated holding company functions. The community banking segment provides a full range of deposit products as well as mortgage, consumer and commercial loans in its designated markets. The investment segment is comprised of the Company's held for trading, available for sale and held to maturity securities, as well as the treasury management function. A standard investment return is allocated to each of the Community Banking segments based on whether the segment is a funds provider (excess deposits relative to loans) or user (excess loans relative to deposits). If the segment generates excess funds, then it is assigned an investment return on those excess funds of one month LIBOR. If the banking segment is a funds user, those funds are provided from the Investments segment at one month LIBOR. The overall profitability of the Investment and Community Banking segments is therefore affected by this funds transfer methodology. The financial information for each operating segment is reported on the basis used internally by the Company's management to evaluate performance and allocate resources.

The measurement of the performance of the operating segments is based on the management and corporate structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' asset size and results of operations if they were independent entities.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
THREE MONTHS ENDED DECEMBER 31, 2000 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                             North
                                                     Indiana     Kansas    Carolina  Investments    HWM        Other       Total
                                                     -------     ------    --------  -----------    ---        -----       -----
Net interest income (expense) (1)                   $   1,749  $     674  $     331  $      31   $      39   $    (419)  $   2,405
Provision for loan losses                                  50         37         18         --          --          --         105
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------
Net interest income (expense) after provision
  for loan losses                                       1,699        637        313         31          39        (419)      2,300

Other operating income                                    141         21          4          3          85         (36)        218
Depreciation expense                                       60         15         14          1           3          83         176
Other operating expense                                 1,173        305        245        211         226        (164)      1,996
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES                   607        338         58       (178)       (105)       (374)        346

Realized and unrealized gain (loss) on securities,
  net of hedging                                           --         --         --        441          --          --         441
Other gains (losses)                                       --          2         --         10         (30)          5         (13)
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------
Income (loss) before income taxes                         607        340         58        273        (135)       (369)        774
Applicable income taxes                                   243        136         23        105         (52)       (156)        299
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                                364        204         35        168         (83)       (213)        475
  Minority interest, net of taxes                          --         --         --         --          --          22          22
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

NET INCOME (LOSS) BEFORE FAS 133
  TRANSITION ADJUSTMENT                                   364        204         35        168         (83)       (191)        497

FAS 133 TRANSITION ADJUSTMENT,
  NET OF INCOME TAX BENEFITS                               --         --         --         --          --          --          --
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

NET INCOME (LOSS)                                   $     364  $     204  $      35  $     168   $     (83)  $    (191)  $     497
                                                    =========  =========  =========  =========   =========   =========   =========
Identifiable assets                                 $ 228,427  $  59,749  $  26,669  $ 119,817   $   1,708   $   4,268   $ 440,638
                                                    =========  =========  =========  =========   =========   =========   =========


(1)   Interest income is presented net of interest expense.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
SIX MONTHS ENDED DECEMBER 31, 2000 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                           North
                                                     Indiana     Kansas   Carolina   Investments   HWM          Other      Total
                                                     -------     ------   --------   -----------   ---          -----      -----
Net interest income (expense) (1)                   $   2,971  $   1,266  $     559  $     417   $      52   $    (592)  $   4,673
Provision for loan losses                                 135        111         44         --          --          --         290
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------
Net interest income (expense) after provision
  for loan losses                                       2,836      1,155        515        417          52        (592)      4,383

Other operating income                                    288         46          8         14         103          (2)        457
Depreciation expense                                      134         30         29          2           4         166         365
Other operating expense                                 2,225        603        483        418         271          24       4,024
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES                   765        568         11         11        (120)       (784)        451

Realized and unrealized gain (loss) on securities,
  net of hedging                                           --         --         --      1,766          --          --       1,766
Other gains (losses)                                        5          3         --         20         (36)      1,419       1,411
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------
Income (loss) before income taxes                         770        571         11      1,797        (156)        635       3,628
Applicable income taxes                                   308        228          4        704         (60)        229       1,413
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                                462        343          7      1,093         (96)        406       2,215
Minority interest, net of taxes                            --         --         --         --          --          47          47
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

NET INCOME (LOSS) BEFORE FAS 133
  TRANSITION ADJUSTMENT                                   462        343          7      1,093         (96)        453       2,262

FAS 133 TRANSITION ADJUSTMENT,
  NET OF INCOME TAX BENEFITS                               --         --         --       (829)         --          --        (829)
                                                    ---------  ---------  ---------  ---------   ---------   ---------   ---------

NET INCOME (LOSS)                                   $     462  $     343  $       7  $     264   $     (96)  $     453   $   1,433
                                                    =========  =========  =========  =========   =========   =========   =========
Identifiable assets                                 $ 228,427  $  59,749  $  26,669  $ 119,817   $   1,708   $   4,268   $ 440,638
                                                    =========  =========  =========  =========   =========   =========   =========


(1)   Interest income is presented net of interest expense.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
THREE MONTHS ENDED DECEMBER 31, 1999 (Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                  North
                                                       Indiana        Kansas     Carolina     Investments    Other          Total
                                                       -------        ------     --------     -----------    -----          -----
Net interest income (expense) (1)                     $   1,310     $     630    $      52     $     564    $    (297)    $   2,259
Provision for loan losses                                    58           126           13            --           --           197
                                                      ---------     ---------    ---------     ---------    ---------     ---------
Net interest income (expense) after provision
  for loan losses                                         1,252           504           39           564         (297)        2,062

Other operating income                                      155            13           --             2           26           196
Depreciation expense                                        135            23           20            13            3           194
Other operating expense                                   1,283           343          273           208          202         2,309
                                                      ---------     ---------    ---------     ---------    ---------     ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES                     (11)          151         (254)          345         (476)         (245)

Realized and unrealized gain (loss) on securities,
  net of hedging                                             --            --           --           391            3           394
                                                      ---------     ---------    ---------     ---------    ---------     ---------
Income (loss) before income taxes                           (11)          151         (254)          736         (473)          149
Applicable income taxes                                      (5)           59          (98)          287         (186)           57
                                                      ---------     ---------    ---------     ---------    ---------     ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                                   (6)           92         (156)          449         (287)           92
  Minority interest, net of taxes                            --            --           --            --           20            20
                                                      ---------     ---------    ---------     ---------    ---------     ---------

NET INCOME (LOSS)                                     $      (6)    $      92    $    (156)    $     449    $    (267)    $     112
                                                      =========     =========    =========     =========    =========     =========
Identifiable assets                                   $ 208,765     $  53,220    $   5,107     $ 136,212    $  24,527     $ 427,831
                                                      =========     =========    =========     =========    =========     =========

(1)   Interest income is presented net of interest expense.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

COMMUNITY BANKING

SIX MONTHS ENDED DECEMBER 31, 1999 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                 North
                                                     Indiana        Kansas      Carolina    Investments      Other         Total
                                                     -------        ------      --------    -----------      -----         -----
Net interest income (expense) (1)                   $   2,460     $   1,130    $      53     $   1,166     $    (567)    $   4,242
Provision for loan losses                                 103           179           32            --            --           314
                                                    ---------     ---------    ---------     ---------     ---------     ---------
Net interest income (expense) after provision
  for loan losses                                       2,357           951           21         1,166          (567)        3,928

Other operating income                                    267            21           (1)            3            46           336
Depreciation expense                                      268            46           40            25             7           386
Other operating expense                                 2,555           691          511           421           460         4,638
                                                    ---------     ---------    ---------     ---------     ---------     ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES                  (199)          235         (531)          723          (988)         (760)

Realized and unrealized gain (loss) on securities,
  net of hedging                                           --            --           --        (1,657)            9        (1,648)
                                                    ---------     ---------    ---------     ---------     ---------     ---------
Income (loss) before income taxes                        (199)          235         (531)         (934)         (979)       (2,408)
Applicable income taxes                                   (78)           92         (206)         (363)         (385)         (940)
                                                    ---------     ---------    ---------     ---------     ---------     ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                               (121)          143         (325)         (571)         (594)       (1,468)
Minority interest, net of taxes                            --            --           --            --            49            49
                                                    ---------     ---------    ---------     ---------     ---------     ---------

NET INCOME (LOSS)                                   $    (121)    $     143    $    (325)    $    (571)    $    (545)    $  (1,419)
                                                    =========     =========    =========     =========     =========     =========
Identifiable assets                                 $ 208,765     $  53,220    $   5,107     $ 136,212     $  24,527     $ 427,831
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

         The following table sets forth at December 31, 2000, the estimated sensitivity of the Bank's MVPE and NPV ratios to parallel yield curve shifts using the Company's internal market value calculation. The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

                            Change in Interest Rates
                              (In Basis Points)(1)
                             (Dollars in Thousands)

                                            -300          -200           -100         -        +100          +200          +300
                                           --------      --------      ---------    ------   --------      --------      --------
Market value gain (loss) of assets         $ 21,089      $ 15,163      $  8,611       --     $(10,291)     $(21,684)     $(33,762)
Market value gain (loss) of liabilities      (6,465)       (4,506)       (2,383)      --        2,715         5,897         9,522
                                           --------      --------      --------      ---     --------      --------      --------
Market value gain (loss) of net
  assets before interest rate contracts      14,624        10,657         6,228       --       (7,576)      (15,787)      (24,240)

Pre-tax market value gain (loss) of
  interest rate contracts                   (17,708)      (11,343)       (5,460)      --        5,080         9,859        14,301
                                           --------      --------      --------      ---     --------      --------      --------

Total change in MVPE(2) (Model)            $ (3,084)     $   (686)     $    768       --     $ (2,496)     $ (5,928)     $ (9,939)
                                           ========      ========      ========      ===     ========      ========      ========

NPV post shock ratio                            5.2%          5.8%          6.2%     6.1%         5.7%          5.0%          4.2%
                                           ========      ========      ========      ===     ========      ========      ========

Change in MVPE as a percent of:
  MVPE(2) (Model)                             (11.5)%        (2.6)%         2.9%     0.0%        (9.3)%       (22.1)%       (37.1)%

  Total assets of the Bank                     (0.7)%        (0.2)%         0.2%     0.0%        (0.6)%        (1.4)%        (2.3)%

Change in NPV post shock ratio                 (0.9)%        (0.3)%         0.1%     0.0%        (0.4)%        (1.1)%        (1.9)%


(1) Assumes an instantaneous parallel change in interest rates at all maturities.
(2)   Based on the Bank's pre-tax MVPE of $26.8 million at December 31, 2000.

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

          a) An annual meeting of stockholders ("Annual Meeting") was held on October 19, 2000.

          b)   Not applicable.

          c) Two matters were voted upon at the Annual Meeting. The stockholders approved matters brought before the Annual Meeting. The matters voted upon together with the applicable voting results were as follows:

               1) Proposal to elect one director for a three-year term expiring in 2003 - Dr. Douglas T. Breeden received votes for 1,636,644; opposed 12,000; withheld 0; not voted 1,511,276.

               2) Proposal to ratify the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 - votes for 1,648,644; opposed 0; abstain 0; not voted 1,511,276.

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

                                       HARRINGTON FINANCIAL GROUP, INC.

Date: February 7, 2001                 By: /s/ Craig J. Cerny
                                           -------------------------------------
                                           Craig J. Cerny
                                           President and Chief Executive Officer

Date: February 7, 2001                 By: /s/ John E. Fleener
                                           -------------------------------------
                                           John E. Fleener
                                           Chief Financial Officer