Form 10-Q
period 2001-03-31
HARRINGTON FINANCIAL GROUP INC
filed 2001-05-15
CIK 934203

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2001

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

                                 (765) 962-8531
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2001, there were issued and outstanding 3,129,670 shares of the Registrant's Common Stock, par value $.125 per share.

            HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

            TABLE OF CONTENTS
                                                                                   Page
                                                                                   ----
Part I. Financial Information

Item 1. Financial Statements

        Consolidated Statements of Condition as of March 31, 2001
        (unaudited) and June 30, 2000                                                1

        Consolidated Statements of Operations (unaudited) for the three and nine
        months ended March 31, 2001 and 2000                                         2

        Consolidated Statements of Cash Flows (unaudited) for the nine
        months ended March 31, 2001 and 2000                                         3

        Notes to Unaudited Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 16

Part II. Other Information

Item 1.  Legal Proceedings                                                          17
Item 2.  Changes in Securities                                                      17
Item 3.  Defaults Upon Senior Securities                                            17
Item 4.  Submission of Matters to a Vote of Security-Holders                        17
Item 5.  Other Information                                                          17
Item 6.  Exhibits and Reports on Form 8-K                                           17

Signatures                                                                          18

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Condition (Unaudited)
                             (Dollars in Thousands)

                                                                        March 31         June 30
                                                                          2001             2000
                                                                        ---------       ---------
Assets:
Cash                                                                    $   1,908       $   2,314
Interest-bearing deposits                                                   5,744          22,007
                                                                        ---------       ---------
   Total cash and cash equivalents                                          7,652          24,321
Securities held for trading - at fair value (amortized cost of
     $17,635 and $55,288)                                                  17,450          53,852
Securities available for sale - at fair value (amortized cost of
     $84,960 and $64,495)                                                  88,512          64,052
Securities held to maturity - at amortized cost                                29           3,857
Loans receivable, net                                                     320,233         270,970
Interest receivable, net                                                    2,835           2,186
Premises and equipment, net                                                 5,106           5,828
Federal Home Loan Bank of Indianapolis stock                                4,879           4,878
Other                                                                       2,950           5,248
                                                                        ---------       ---------
   Total Assets                                                         $ 449,646       $ 435,192
                                                                        =========       =========



Liabilities & Stockholders' Equity:
Deposits                                                                $ 299,079       $ 361,241
Securities sold under agreements to repurchase                             57,096          28,038
Federal Home Loan Bank advances                                            51,000           7,000
Interest payable on securities sold under agreements to repurchase             81               5
Other interest payable                                                      2,589           2,360
Note payable                                                               12,995          12,995
Advance payments by borrowers for taxes and insurance                       1,199             746
Accrued expenses payable and other liabilities                              7,156           5,705
                                                                        ---------       ---------
   Total Liabilities                                                      431,195         418,090
                                                                        ---------       ---------

Minority interest                                                             783             845
                                                                        ---------       ---------

Common stock                                                                  425             425
Additional paid-in-capital                                                 16,909          16,946
Treasury stock, 270,268 and 249,306 shares at cost                         (2,586)         (2,488)
Retained earnings                                                           2,949           1,642
Accumulated other comprehensive income (loss), net of taxes                   (29)           (268)
                                                                        ---------       ---------
   Total Stockholders' Equity                                              17,668          16,257
                                                                        ---------       ---------
   Total Liabilities & Stockholders' Equity                             $ 449,646       $ 435,192
                                                                        =========       =========


See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Operations (Unaudited)
                    (Dollars in Thousands Except Share Data)

                                                                     Three Months Ended              Nine Months Ended
                                                                           March 31                       March 31
                                                                     -----------------------------------------------------
                                                                       2001           2000           2001           2000
                                                                     --------       --------       --------       --------
Interest Income:
Securities held for trading                                          $    648       $  1,657       $  1,808       $  7,947
Securities available for sale                                           1,531             73          4,867            109
Securities held to maturity                                                 1             60              4             97
Loans receivable                                                        6,188          5,313         17,958         15,076
Dividends on Federal Home Loan Bank stock                                  97             97            305            294
Deposits                                                                   85            260            384            633
Net interest expense on interest rate contracts
 maintained in the trading portfolio                                       (9)           (16)           (37)           (72)
                                                                     --------       --------       --------       --------
   Total interest income                                                8,541          7,444         25,289         24,084
                                                                     --------       --------       --------       --------

Interest Expense:
Deposits                                                                4,427          4,753         13,575         13,417
Federal Home Loan Bank advances                                           405             --            963          1,106
Short-term borrowings                                                     837            304          2,562          2,318
Long-term borrowings                                                      285            330            929            944
                                                                     --------       --------       --------       --------
   Total interest expense                                               5,954          5,387         18,029         17,785
                                                                     --------       --------       --------       --------

Net Interest Income                                                     2,587          2,057          7,260          6,299
Provision for loan losses                                                 336            164            626            478
                                                                     --------       --------       --------       --------
Net interest income after provision for loan losses                     2,251          1,893          6,634          5,821
                                                                     --------       --------       --------       --------

Other Income (Loss):
Gain (loss) on sale of securities held for trading                          1         (3,844)           398         (5,852)
Unrealized gain (loss) on securities held for trading                      19          3,232          1,666          3,592
Unrealized gain (loss) on deposit hedges                                 (151)            --           (429)            --
Gain on branch sale                                                        --             --          1,411             --
Other                                                                     212            210            669            546
                                                                     --------       --------       --------       --------
   Total other income (loss)                                               81           (402)         3,715         (1,714)
                                                                     --------       --------       --------       --------

Other Expense:
Salaries and employee benefits                                          1,140          1,282          3,568          3,938
Premises and equipment expense                                            345            388          1,068          1,169
FDIC insurance premiums                                                    15             19             52            115
Marketing                                                                  19             87             93            307
Computer services                                                         169            153            483            455
Consulting fees                                                            67             67            201            210
Other                                                                     353            406          1,032          1,232
                                                                     --------       --------       --------       --------
   Total other expenses                                                 2,108          2,402          6,497          7,426
                                                                     --------       --------       --------       --------

Income (loss) before tax provision & minority interest in
    Harrington Wealth Management Company (HWM)                            224           (911)         3,852         (3,319)
Income tax provision (benefit)                                             85           (362)         1,498         (1,302)
                                                                     --------       --------       --------       --------
Net income (loss) before minority interest in HWM                         139           (549)         2,354         (2,017)
Minority interest in HWM                                                   18             23             65             72
                                                                     --------       --------       --------       --------
Net income (loss) before cumulative effect of accounting change           157           (526)         2,419         (1,945)
Cumulative effect of adoption of SFAS 133, less
   applicable income tax benefit of $530                                   --             --           (829)            --
                                                                     --------       --------       --------       --------
Net Income (loss)                                                    $    157       $   (526)      $  1,590       $ (1,945)
                                                                     ========       ========       ========       ========

Basic Earnings (Loss) Per Share of Common Stock:
Income (loss) before cumulative effect                               $   0.05       $  (0.16)      $   0.77       $  (0.61)
Cumulative effect                                                          --             --          (0.26)            --
                                                                     --------       --------       --------       --------
Net income (loss)                                                    $   0.05       $  (0.16)      $   0.51       $  (0.61)
                                                                     ========       ========       ========       ========

Diluted Earnings (Loss) Per Share of Common Stock:
Income (loss) before cumulative effect                               $   0.05       $  (0.16)      $   0.76       $  (0.61)
Cumulative effect                                                          --             --          (0.26)            --
                                                                     --------       --------       --------       --------
Net income (loss)                                                    $   0.05       $  (0.16)      $   0.50       $  (0.61)
                                                                     ========       ========       ========       ========

See notes to unaudited consolidated financial statements

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                                                                   Nine Months Ended
                                                                                                         March 31
                                                                                              ----------------------------
                                                                                                 2001             2000
                                                                                               ---------        ---------
Cash Flows from Operating Activities:
Net income (loss)                                                                              $   1,590        $  (1,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses                                                                            626              478
Depreciation                                                                                         532              579
Premium and discount amortization of securities, net                                                 (37)           1,170
Loss (gain) on sale of securities held for trading                                                  (398)           5,852
Unrealized loss (gain) on securities held for trading                                             (1,666)          (3,592)
Loss on disposal of fixed assets                                                                       1                8
Effect of minority interest                                                                          (65)             (72)
Purchases of securities held for trading                                                              --         (319,293)
Proceeds from maturities of securities held for trading                                            3,690           10,065
Proceeds from sale of securities held for trading                                                 34,292          429,194
Increase (decrease) in amounts due brokers                                                        (4,597)          21,412
Net increase (decrease) in other assets and liabilities                                            5,158              440
                                                                                               ---------        ---------
Net cash provided by operating activities                                                         39,126          144,296
                                                                                               ---------        ---------

Cash Flows from Investing Activities:
Purchases of securities held to maturity                                                              --           (4,011)
Purchases of securities available for sale                                                       (61,280)         (59,991)
Proceeds from maturities of securities held to maturity                                                6               35
Proceeds from maturities of securities available for sale                                          8,645              167
Proceeds from sale of securities available for sale                                               36,095               --
Increase in loans receivable, net                                                                (49,928)         (23,497)
Purchases of premises and equipment                                                                  (81)             (95)
Proceeds from sale of fixed assets at sold branches                                                  255               --
Proceeds from sale of other fixed assets                                                              15               --
                                                                                               ---------        ---------
Net cash used in investing activities                                                            (66,273)         (87,392)
                                                                                               ---------        ---------

Cash Flows from Financing Activities:
Net increase (decrease) in deposits                                                              (18,638)          34,851
Deposits sold as part of branch sale                                                             (43,524)              --
Increase (decrease) in securities sold under agreements to repurchase                             29,058          (43,535)
Proceeds from Federal Home Loan Bank advances                                                    209,000            3,000
Principal repayments on Federal Home Loan Bank advances                                         (165,000)         (43,000)
Proceeds from note payable                                                                            --            1,000
Purchase of treasury stock                                                                          (191)              --
Proceeds from issuance of treasury stock                                                              56               --
Dividends paid on common stock                                                                      (283)            (288)
                                                                                               ---------        ---------
Net cash provided by (used in) financing activities                                               10,478          (47,972)
                                                                                               ---------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                             (16,669)           8,932
Beginning of period                                                                               24,321            9,501
                                                                                               ---------        ---------
End of period                                                                                  $   7,652        $  18,433
                                                                                               =========        =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                                         $  18,279        $  17,962
Cash paid for income taxes                                                                     $      88        $       6

See notes to unaudited consolidated financial statements.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    BUSINESS OF THE COMPANY

      Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company incorporated in 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and seven full-service banking offices, five of which were opened since December 1997. The Company is a community-focused financial institution with three distinct banking units in Indiana, Kansas, and North Carolina. The Company's business includes the gathering of deposits, the origination of mortgage related and consumer loans, and the operation of a commercial loan division for business customers. It also owns a 51% interest in Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions (see Note 2). The Company manages a hedged mortgage investment portfolio to utilize excess capital until it can be deployed in community banking activities.

      Earnings per Share

      The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                        Three Months Ended              Nine Months Ended
                                                              March 31                       March 31
                                                     ----------------------------   ---------------------------
                                                        2001           2000             2001            2000
                                                     ---------       ---------       ---------        --------
Basic earnings per share:
Weighted average common shares                       3,129,670       3,205,382       3,142,062       3,205,382
                                                     =========       =========       =========       =========

Diluted earnings per share:
Weighted average common shares                       3,129,670       3,205,382       3,142,062       3,205,382
Dilutive effect of stock options (1)                    10,513              --           7,042              --
                                                     ---------       ---------       ---------       ---------
Weighted average common and incremental shares       3,140,183       3,205,382       3,149,104       3,205,382
                                                     =========       =========       =========       =========


(1) No dilutive  effect of stock  options  for the three and nine  months  ended
    March 31, 2000 was used in the calculation as the effect of the stock options was anti-dilutive.

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

      The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2001. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2000.

      In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three and nine months ended March 31, 2001 and 2000 include 100 percent of the revenues and expenses of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes.

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

      The following is a summary of the  Company's  total  comprehensive  income
      (loss) for the interim three- and nine-month periods ended March 31, 2001 and 2000 under SFAS No. 130:

                                                                  Three Months Ended             Nine Months Ended
                                                                       March 31                       March 31
                                                                ----------------------        ----------------------
                                                                  2001          2000           2001            2000
                                                                -------        -------        -------        -------
                                                                (Dollars in Thousands)        (Dollars in Thousands)

Net income (loss)                                               $   157        $  (526)       $ 1,590        $(1,945)
                                                                -------        -------        -------        -------

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on deposit related
         hedges, investment securities and hedges arising
         during period                                             (371)            17         (2,195)            20
FAS 133 transition adjustment net of income tax                      --             --          3,837             --
Add: reclassification adjustment for losses
         realized in net income                                      --             --            112             --
Less: reclassification to earnings from OCI in
         accordance with SFAS 133                                   (37)            --         (1,514)            --
                                                                -------        -------        -------        -------
Other comprehensive income                                         (408)            17            240             20
                                                                -------        -------        -------        -------
Comprehensive income (loss)                                     $  (251)       $  (509)       $ 1,830        $(1,925)
                                                                =======        =======        =======        =======

4.    RECENT ACCOUNTING PRONOUNCEMENTS

      The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), on July 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment of $829,000 loss in earnings to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. Additionally, the Company recorded a cumulative-effect adjustment of $3.8 million, net of tax, in accumulated other comprehensive income (OCI) to recognize the fair value of all derivatives that are designated as cash-flow hedges.

      The Company, upon its adoption of SFAS 133, reclassified $3.8 million of held-to-maturity debt securities to the available-for-sale classification. Such reclassifications were made so that those debt securities would be eligible to be designated as hedged items in the future as either fair-value or cash-flow hedges. This reclassification resulted in a cumulative-effect adjustment of $11,000, net of tax, loss in OCI. Under the provisions of SFAS 133, such a reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

      The Company, using proceeds from the sale of $40.0 million of GNMA adjustable rate mortgage securities, extinguished $40.5 million of securities sold under agreements to repurchase and $11.8 million of certificates of deposit. As a result of the extinguishment of short-term liabilities, the hedged transactions were deemed by management to be extinguished. In accordance with SFAS 133, the Company reclassified $1.5 million from OCI to earnings.

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

      The Company is exposed to interest rate risk relating to the variable cash flows of certain deposit and borrowing liabilities attributable to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income, the Company uses interest rate swap agreements that have offsetting characteristics from the hedged deposit liabilities. These derivatives are designated and qualify as cash flow hedges.

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

5.    BRANCH SALE

      On September 8, 2000, the Company sold deposits and certain assets of two branch banking locations. The Company sold $43.5 million of deposits, $0.3 million of office properties and equipment and paid approximately $41.7 million. The sale resulted in a pre-tax gain of approximately $1.4 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At March 31, 2001, the Company's total assets amounted to $449.6 million, as compared to $435.2 million at June 30, 2000. The $14.4 million or 3.3% increase in total assets during the nine months ended March 31, 2001 was primarily the result of a $49.3 million increase in net loans receivable and a $24.5 million increase in securities available for sale, which were partially offset by a $36.4 million decrease in securities held for trading, a $16.7 million decrease in cash and cash equivalents, and a $3.8 million decrease in securities held to maturity. The decrease in securities held for trading is a result of the Company's reduction in the overall size of its investment portfolio to allow for growth of loans. The increase in net loans receivable primarily reflected the Company's increase in the origination of business loans through its commercial division.

Minority interest decreased by $62,000 from June 30, 2000 to $783,000 at March 31, 2001. The financial statements as of and for the three- and nine-month periods ended March 31, 2001 and 2000 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank.

At March 31, 2001, the Company's stockholders' equity amounted to $17.7 million, as compared to $16.3 million at June 30, 2000. The 8.6% increase in stockholders' equity was primarily due to net income of $1.6 million recognized during the nine-month period and the cumulative-effect type adjustment of $3.8 million, net of tax, in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges (see Note
4). These increases were partially offset by cash dividends paid of $283,000, unrealized net gains of $2.0 million on investment securities available for sale, unrealized net losses of $4.3 million on deposit hedges, and the reclassification of OCI to earnings in accordance with FAS 133 of $1.5 million which is included in the net income of $1.6 million noted above. At March 31, 2001, the Bank's Tier 1 core capital amounted to $28.9 million or 6.5% of adjusted total assets, which exceeded the minimum 4.0% requirement by $11.0 million. Additionally, as of such date, the Bank's risk-based capital totaled $30.9 million or 10.4% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $7.1 million.

Results of Operations

General. The Company reported income of $157,000 or $0.05 per share and $1.6 million or $0.51 per share during the three and nine months ended March 31, 2001, as compared to losses of $526,000 or $0.16 per share and $1.9 million or $0.61 per share during the prior comparable periods. The $683,000 increase in earnings during the three months ended March 31, 2001, as compared to the same period in the prior year, was primarily due to a $358,000 increase in net interest income after provision for loan losses, a $481,000 increase in realized and unrealized net gain on securities held for trading and deposit hedges, and a $294,000 decrease in operating expense, which were partially offset by a $447,000 increase in the Company's income tax provision. The $3.5 million increase in earnings during the nine months ended March 31, 2001, as compared to the same period in the prior year, was primarily due to a $3.9 million increase in realized and unrealized net gains on securities held for trading and deposit hedges, a $1.4 million gain on the sale of deposits and certain assets of two branch banking locations, a decrease in operating expense of $929,000, and an $813,000 increase in net interest income after provision for loan losses. These increases were partially offset by an increase in the Company's income tax provision of $2.8 million and an $829,000 loss, net of tax, to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities (see Note 4).

Selected Financial Ratios. The following schedule shows selected financial ratios for the three and nine months ended March 31, 2001 and 2000.

                                                       At or for the                  At or for the
                                                    Three Months Ended              Nine Months Ended
                                                         March 31                         March 31
                                                 -----------------------          ---------------------
                                                  2001             2000            2001           2000
                                                 ------           ------          ------         ------
Return on average assets                         0.14 %          (0.50)%          0.48 %        (0.55)%
Return on average equity                         3.50 %         (12.64)%         11.40 %       (14.73)%
Interest rate spread (1)                         2.15 %           1.92 %          2.07 %         1.75 %
Net interest margin (2)                          2.40 %           2.02 %          2.26 %         1.84 %
Operating expenses to average assets             1.91 %           2.27 %          1.96 %         2.10 %
Efficiency ratio (3)                            75.33 %         105.00 %         81.92 %       107.73 %
Non-performing assets to total assets            0.40 %           0.11 %          0.40 %         0.11 %
Loan loss reserves to non-performing loans     134.16 %        1806.85 %        134.16 %      1806.85 %

------------------
(1) Interest rate spread is the difference between interest income as a percentage of interest-earning assets and interest expense as a percentage of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.
(3) The efficiency ratio is total other expense as a percentage of the net interest income after provision for loan losses plus other income, excluding gains and losses on securities held for trading.

Interest Income. Interest income increased by $1.1 million or 14.7% during the three months ended March 31, 2001, as compared to the same period in the prior year. This increase was primarily due to an $875,000 increase in interest income from the Company's loan portfolio and a $390,000 increase in interest income from the investment portfolio, which were partially offset by a $175,000 decrease in interest income from interest-bearing deposits. The increase in interest income from the Company's loan portfolio was the result of the $30.9 million increase in the level of the average loan portfolio, which was partially offset by a 7 basis point decrease in the interest yield earned. The increase in interest income from the Company's investment portfolio was the result of a $3.2 million increase in the level of the average investment portfolio and a 128 basis point increase in the interest yield earned. The decrease in interest income from interest-bearing deposits was the result of a $12.4 million decrease in the level of the average deposits and a 25 basis point decrease in the interest yield earned.

Interest income increased by $1.2 million or 5.0% during the nine months ended March 31, 2001 as compared to the same period in the prior year. This increase was primarily due to a $2.9 million increase in interest income from the Company's loan portfolio, which was partially offset by a $1.5 million decrease in interest income from the investment portfolio. The increase in interest income on the loan portfolio was the direct result of the $26.2 million increase in the average loan portfolio and the 64 basis point increase in the interest yield earned. The decrease in the interest income from the investment portfolio was the result of the $44.5 million decrease in the level of the average investment portfolio, which was partially offset by the 88 basis point increase in the interest yield earned. The Company substantially reduced the investment portfolio to allow for the growth of loans.

Interest Expense. Interest expense increased $567,000 or 10.5% during the three months ended March 31, 2001, as compared to the same period in the prior year. This increase was due to the $11.0 million increase in the level of average interest-bearing liabilities and a 52 basis point increase in the cost of interest-bearing liabilities.

Interest expense increased $244,000 or 1.4% during the nine months ended March 31, 2001, as compared to the same period in the prior year. This increase was due to a 49 basis point increase in the cost of interest-bearing liabilities which was partially offset by a $32.3 million decrease in the level of average interest-bearing liabilities.

Net Interest Income. Net interest income increased by $530,000 or 25.8% during the three months ended March 31, 2001, as compared to the same period in the prior year. Net interest income increased by $961,000 or 15.3% during the nine months ended March 31, 2001, as compared to the same period in the prior year. The net interest margin, defined as net interest income divided by average interest-earning assets, for the three and nine months ended March 31, 2001 was 2.40% and 2.26%, as compared to 2.02% and 1.84% for the three and nine months ended March 31, 2000.

Provision for Loan Losses. During the three and nine months ended March 31, 2001, the Company increased the general allowance for loan losses by $336,000 and $626,000, respectively, in response to the continued commercial loan growth. Delinquencies and loan write-offs continue to be minimal, although the non-performing assets did increase during the March 2001 quarter due to slowing economic conditions. During the three and nine months ended March 31, 2000, the Company increased the general allowance for loan losses by $164,000 and $478,000, respectively, in response to loan growth.

Other Income (Loss). Total other income (loss) amounted to $81,000 and $3.7 million during the three and nine months ended March 31, 2001, as compared to $(402,000) and $(1.7) million during the respective periods in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

During the three months ended March 31, 2001, the Company recognized $1,000 of realized gains on the sale of securities held for trading, $19,000 of unrealized gains on securities held for trading, and $151,000 of unrealized losses on deposit hedges. During the nine months ended March 31, 2001, the Company recognized $722,000 of realized gains on the sale of securities held for trading, $324,000 of realized losses on futures instruments, $1.7 million of unrealized gains on securities held for trading, and $429,000 of unrealized losses on deposit hedges. The Company also recognized a gain of $1.4 million resulting from the sale of deposits and certain assets of two branch banking locations on September 8, 2000.

During the three months ended March 31, 2000, the Company recognized $4.4 million of realized losses on the sale of securities held for trading, $594,000 of realized gains on futures instruments, and $3.2 million of unrealized gains on securities and hedges held for trading. During the nine months ended March 31, 2000, the Company recognized $8.7 million of realized losses on the sale of securities held for trading, $2.9 million of realized gains on futures instruments and $3.6 million of unrealized gains on securities and hedges held for trading.

Other Expense. Total other expense amounted to $2.1 million and $6.5 million during the three and nine months ended March 31, 2001, as compared to $2.4 million and $7.4 million during the respective periods in the prior year. The decrease in total other expense was due to decreases in salaries, premises and equipment expense, marketing expense, and other operating expenses, which were primarily the result of the Company's efforts to streamline the senior management organization and increase operating efficiency in the March 2000 quarter. As a result of this realignment, the Chief Operating Officer position, two mortgage loan operations positions, and a marketing staff position were eliminated. These changes, along with the sale of the two southern Indiana branches, contributed to the decrease in operating expenses. Furthermore, the accrual for Employee Stock Ownership Plan (ESOP) and 401(k) contributions was reduced $93,000 in the March 2001 quarter due to the build-up of the forfeiture account that can be applied for 401(k) benefits.

Income Tax Provision (Benefit). The Company recorded an income tax provision of $85,000 during the three months ended March 31, 2001, as compared to a benefit of $362,000 during the respective period in the prior year. For the nine months ended March 31, 2001, the Company recorded an income tax provision of $1.5 million as compared to a benefit of $1.3 million during the respective period in the prior year. The Company's effective tax rate amounted to 37.9% and 38.9% for the three and nine months ended March 31, 2001, as compared to 39.7% and 39.2% during the same periods in 2000.

Liquidity

At March 31, 2001, the Bank's average "liquid" assets totaled approximately $39.2 million. At March 31, 2001, the Company's total approved originated loan commitments outstanding amounted to $2.8 million, and the unused lines of credit outstanding totaled $29.2 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2001 totaled $151.6 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
THREE MONTHS ENDED MARCH 31, 2001 (Dollars in Thousands)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                      North
                                           Indiana     Kansas       Carolina   Investments      HWM          Other         Total
Net interest income (expense) (1)        $   1,327   $     504     $     247    $     820     $      23     $    (334)   $   2,587
Provision for loan losses                      168         (41)          209           --            --            --          336
                                         ---------   ---------     ---------    ---------     ---------     ---------    ---------
Net interest income (expense) after
  provision for loan losses                  1,159         545            38          820            23          (334)       2,251

Other operating income                         123          23             5            1            60            --          212
Depreciation expense                            53          16            14           --             3            81          167
Other operating expense                      1,035         293           242          208           122            41        1,941
                                         ---------   ---------     ---------    ---------     ---------     ---------    ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES        194         259          (213)         613           (42)         (456)         355

Realized and unrealized gain (loss) on
  securities, net of hedging                    --          --            --         (131)           --            --         (131)
Other gains (losses)                             5           1            --           10           (18)            2           --
                                         ---------   ---------     ---------    ---------     ---------     ---------    ---------
Income (loss) before income taxes              199         260          (213)         492           (60)         (454)         224
Applicable income taxes                         79         105           (85)         197           (24)         (187)          85
                                         ---------   ---------     ---------    ---------     ---------     ---------    ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                     120         155          (128)         295           (36)         (267)         139
  Minority interest, net of taxes               --          --            --           --            --            18           18
                                         ---------   ---------     ---------    ---------     ---------     ---------    ---------

NET INCOME (LOSS) BEFORE FAS 133
  TRANSITION ADJUSTMENT                        120         155          (128)         295           (36)         (249)         157

FAS 133 TRANSITION ADJUSTMENT,
  NET OF INCOME TAX BENEFITS                    --          --            --           --            --            --           --
                                         ---------   ---------     ---------    ---------     ---------     ---------    ---------

NET INCOME (LOSS)                        $     120   $     155     $    (128)   $     295     $     (36)    $    (249)   $     157
                                         =========   =========     =========    =========     =========     =========    =========
Identifiable assets                      $ 230,613   $  63,424     $  33,174    $ 116,451     $   1,670     $   4,314    $ 449,646
                                         =========   =========     =========    =========     =========     =========    =========

(1) Interest income is presented net of interest expense

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
NINE MONTHS ENDED MARCH 31, 2001 (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                      North
                                           Indiana     Kansas      Carolina     Investments      HWM          Other        Total
                                          ---------   ---------    ---------     ---------     ---------    ---------    ---------

Net interest income (expense) (1)         $   4,298   $   1,770    $     806     $   1,237     $      75    $    (926)   $   7,260
Provision for loan losses                       303          70          253            --            --           --          626
                                           ---------   ---------    ---------     ---------     ---------    ---------    ---------
Net interest income (expense) after
  provision for loan losses                   3,995       1,700          553         1,237            75         (926)       6,634

Other operating income                          411          69           13            15           163           (2)         669
Depreciation expense                            187          46           43             2             7          247          532
Other operating expense                       3,260         896          725           626           393           65        5,965
                                          ---------   ---------    ---------     ---------     ---------    ---------    ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES         959         827         (202)          624          (162)      (1,240)         806

Realized and unrealized gain (loss) on
  securities, net of hedging                     --          --           --         1,635            --           --        1,635
Other gains (losses)                             10           4           --            30           (54)       1,421        1,411
                                          ---------   ---------    ---------     ---------     ---------    ---------    ---------
Income (loss) before income taxes               969         831         (202)        2,289          (216)         181        3,852
Applicable income taxes                         387         333          (81)          901           (84)          42        1,498
                                          ---------   ---------    ---------     ---------     ---------    ---------    ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                      582         498         (121)        1,388          (132)         139        2,354
Minority interest, net of taxes                  --          --           --            --            --           65           65
                                          ---------   ---------    ---------     ---------     ---------    ---------    ---------

NET INCOME (LOSS) BEFORE FAS 133
  TRANSITION ADJUSTMENT                         582         498         (121)        1,388          (132)         204        2,419

FAS 133 TRANSITION ADJUSTMENT,
  NET OF INCOME TAX BENEFITS                     --          --           --          (829)           --           --         (829)
                                          ---------   ---------    ---------     ---------     ---------    ---------    ---------

NET INCOME (LOSS)                         $     582   $     498    $    (121)    $     559     $    (132)   $     204    $   1,590
                                          =========   =========    =========     =========     =========    =========    =========
Identifiable assets                       $ 230,613   $  63,424    $  33,174     $ 116,451     $   1,670    $   4,314    $ 449,646
                                          =========   =========    =========     =========     =========    =========    =========


(1) Interest income is presented net of interest expense.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
THREE MONTHS ENDED MARCH 31, 2000 (Dollars in Thousands)

---------------------------------------------------------------------------------------------------------------------------------

                                                                    North
                                           Indiana      Kansas     Carolina   Investments      HWM         Other        Total
Net interest income (expense) (1)         $   1,232   $     607   $      98    $     424    $      24    $    (328)   $   2,057
Provision for loan losses                        20         137           7           --           --           --          164
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Net interest income (expense) after
  provision for loan losses                   1,212         470          91          424           24         (328)       1,893

Other operating income                          161          16           2            2           29           --          210
Depreciation expense                            132          28          19           10            2            2          193
Other operating expense                       1,166         324         247          207          131          134        2,209
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES          75         134        (173)         209          (80)        (464)        (299)

Realized and unrealized gain (loss) on
  securities, net of hedging                     --          --          --         (619)          --            7         (612)
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes                75         134        (173)        (410)         (80)        (457)        (911)
Applicable income taxes                          29          52         (68)        (159)         (33)        (183)        (362)
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                       46          82        (105)        (251)         (47)        (274)        (549)
  Minority interest, net of taxes                --          --          --           --           23           --           23
                                          ---------   ---------   ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS)                         $      46   $      82   $    (105)   $    (251)   $     (24)   $    (274)   $    (526)
                                          =========   =========   =========    =========    =========    =========    =========
Identifiable assets                       $ 224,821   $  54,540   $   7,796    $ 146,973    $   1,755    $   7,770    $ 443,655
                                          =========   =========   =========    =========    =========    =========    =========


(1) Interest income is presented net of interest expense.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
COMMUNITY BANKING
NINE MONTHS ENDED MARCH 31, 2000 (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                     North
                                           Indiana       Kansas     Carolina   Investments      HWM         Other        Total
                                           -------       ------     --------   -----------      ---         -----        -----
Net interest income (expense) (1)         $   3,625    $   1,741   $     162    $   1,643    $      68    $    (940)   $   6,299
Provision for loan losses                       123          316          39           --           --           --          478
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------
Net interest income (expense) after
  provision for loan losses                   3,502        1,425         123        1,643           68         (940)       5,821

Other operating income                          430           37           1            3           75           --          546
Depreciation expense                            397           82          57           32            6            6          580
Other operating expense                       3,724        1,008         759          631          382          342        6,846
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------

CORE BANKING INCOME (LOSS) BEFORE TAXES        (189)         372        (692)         983         (245)      (1,288)      (1,059)

Realized and unrealized gain (loss) on
  securities, net of hedging                     --           --          --       (2,276)          --           16       (2,260)
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes              (189)         372        (692)      (1,293)        (245)      (1,272)      (3,319)
Applicable income taxes                         (75)         144        (270)        (499)         (97)        (505)      (1,302)
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                     (114)         228        (422)        (794)        (148)        (767)      (2,017)
Minority interest, net of taxes                  --           --          --           --           72           --           72
                                          ---------    ---------   ---------    ---------    ---------    ---------    ---------

NET INCOME (LOSS)                         $    (114)   $     228   $    (422)   $    (794)   $     (76)   $    (767)   $  (1,945)
                                          =========    =========   =========    =========    =========    =========    =========
Identifiable assets                       $ 224,821    $  54,540   $   7,796    $ 146,973    $   1,755    $   7,770    $ 443,655
                                          =========    =========   =========    =========    =========    =========    =========


(1) Interest income is presented net of interest expense.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Office of Thrift Supervision ("OTS") requires each thrift institution to calculate the estimated change in the institution's market value of portfolio equity (MVPE) assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. MVPE is defined as the net present value (NPV) of an institution's existing assets, liabilities and off-balance sheet instruments. A post shock MVPE to market value of assets (NPV) ratio can then be calculated in each interest rate scenario. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company has contracted with Smith Breeden Associates, Inc. for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, the use of various financial instruments to reduce interest rate risk, and assistance in performing the required calculation of the sensitivity of its market value to changes in interest rates. In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions that vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans.

The following table sets forth at March 31, 2001, the estimated sensitivity of the Bank's MVPE and NPV ratios to parallel yield curve shifts using the Company's internal market value calculation. The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.


                                                      Change in Interest Rates
                                                        (In Basis Points)(1)
                                                       (Dollars in Thousands)

                                            -300         -200         -100        -       +100         +200         +300
                                            ----         ----         ----       ---      ----         ----         ----
Market value gain (loss) of assets        $ 20,496     $ 14,724     $  8,519      --    $(10,619)    $(22,227)    $(34,190)
Market value gain (loss) of liabilities     (6,141)      (4,289)      (2,268)     --       2,590        5,556        8,937
                                          --------     --------     --------     ---    --------     --------     --------
Market value gain (loss) of net
  assets before interest rate contracts     14,335       10,435        6,251      --      (8,029)     (16,671)     (25,253)

Pre-tax market value gain (loss) of
  interest rate contracts                  (17,724)     (11,368)      (5,468)     --       5,090        9,816       14,216
                                          --------     --------     --------     ---    --------     --------     --------

Total change in MVPE(2) (Model)           $ (3,369)    $   (933)    $    783      --    $ (2,939)    $ (6,855)    $(11,037)
                                          ========     ========     ========     ===    ========     ========     ========

NPV post shock ratio                           5.2%         5.8%         6.2%    6.2%        5.7%         4.9%         4.0%
                                          ========     ========     ========     ===    ========     ========     ========

Change in MVPE as a percent of:
  MVPE(2) (Model)                            (12.2)%       (3.4)%        2.8%      0.0%    (10.7)%      (24.9)%      (40.0)%

  Total assets of the Bank                    (0.8)%       (0.2)%        0.2%      0.0%     (0.7)%       (1.6)%       (2.5)%

Change in NPV post shock ratio                (1.0)%       (0.4)%        0.0%      0.0%     (0.5)%       (1.3)%       (2.2)%


(1) Assumes an instantaneous parallel change in interest rates at all maturities.

(2)  Based on the Bank's pre-tax MVPE of $27.6 million at March 31, 2001.

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

                None.

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



                                       HARRINGTON FINANCIAL GROUP, INC.




Date: May 7, 2001                      By: /s/ Craig J. Cerny
                                           -------------------------------------
                                           Craig J. Cerny
                                           President and Chief Executive Officer



Date: May 7, 2001                      By: /s/ John E. Fleener
                                           -------------------------------------
                                           John E. Fleener
                                           Chief Financial Officer