Form 10-K405
period 2001-06-30
HARRINGTON FINANCIAL GROUP INC
filed 2001-09-28
CIK 934203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: JUNE 30, 2001

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-- SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Indiana                                                  48-1050267
--------------------------------------------------     ----------------------------------------------------
       (State or other jurisdiction                                     (I.R.S. Employer
     of incorporation or organization)                               Identification Number)


    722 East Main Street, P. O. Box 968
             Richmond, Indiana                                                47375
--------------------------------------------------     ----------------------------------------------------
           (Address of Principal                                           (Zip Code)
            Executive Offices)

       Registrant's telephone number, including area code: (765) 962-8531

           Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $0.125 PER SHARE)
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

As of September 20, 2001, the aggregate value of the 930,700 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,089,070 shares held by all directors and executive officers of the Registrant as a group, was approximately $11.2 million. This figure is based on the last known trade price of $12.00 per share of the Registrant's Common Stock on September 20, 2001.

Number of shares of Common Stock outstanding as of September 20, 2001:
3,137,670.

PART I.

ITEM 1.         BUSINESS

GENERAL

         Harrington Financial Group, Inc. (the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The Bank is a federally chartered savings bank that conducts business through seven full-service offices located in Carmel, Fishers, Noblesville, Indianapolis, and Richmond, Indiana; Mission, Kansas and Chapel Hill, North Carolina.

         The Company was incorporated on March 3, 1988 to acquire and hold all of the outstanding common stock of the Bank. The Bank was originally organized in 1889 as an Indiana-chartered savings association under the name "The Peoples Home and Savings Association of Richmond, Indiana." In 1936, the Bank obtained federal insurance and in 1984 adopted a federal charter and changed its name to "Peoples Federal Savings Association." In 1985, the Bank converted from mutual to stock form and, in March 1994, changed its name to "Harrington Bank, FSB." On May 6, 1996, the Company sold 1,265,000 shares of common stock at $10.00 per share to investors in an initial public offering resulting in gross proceeds of $12,650,000 to the Company. Net proceeds to the Company after offering expenses were $11,437,000. At June 30, 2001, the Company had total consolidated assets of $408.0 million, total consolidated borrowings of $59.7 million, total consolidated deposits of $323.3 million, and total consolidated stockholders' equity of $18.7 million.

         The Company was organized by certain principals of Smith Breeden Associates, Inc. ("Smith Breeden") for the sole purpose of acquiring the Bank. This investor group purchased the Bank with the intention of expanding the Bank's community banking and investment operations, and improving the Bank's return on equity. The Company has contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain stockholders and directors of the Company are also principals of Smith Breeden. Smith Breeden has a commercial loan outstanding with the Bank at June 30, 2001.

         On May 30, 2001, the Company announced that it had reached a definitive agreement to merge with Hasten Bancshares after the sale of both its banking operations in North Carolina and Kansas and its 51% interest in Harrington Wealth Management Company to third parties. The total consideration to be paid by Hasten for all the outstanding and issued shares and options of the Company is $40 million or $12.4916 per share. The merger is expected to be completed in late December, 2001 or early January, 2002.

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

Highlights of the principal elements of the Company's business strategy are as follows:

- Expand Banking Locations and Product Offerings. An integral part of the Company's strategy has been to expand opportunistically the products, services, and banking locations for business and retail customers in markets where the Company's management and directors have market knowledge and customer relationship potential. A total of eight new banking locations have been opened since May 1994, and the Company's commercial loan division was developed in the spring of 1998. With the primary expansion complete, the Company is focused on efficiency and revenue enhancement to improve profitability.

       In March 2000, the Company reached a definitive agreement to sell the Bank's two southern Indianapolis branches. The Company determined that the branches did not strategically fit with its market development on the north side of Indianapolis in Hamilton County. On September 8, 2000, the Company sold deposits and certain assets of the two branch banking locations. The Company sold $43.5 million of deposits, $0.4 million of office properties and equipment, and paid approximately $41.7 million. The sale resulted in a pre-tax gain of approximately $1.4 million.

       The Company's lending emphasis is on the origination of loans secured by first and second liens on single-family (one to four units) residences and commercial real estate, equipment, inventory, and receivables lending through its commercial loan division. In fiscal year 2001, the Company originated $22.8 million in single family related loans, $29.2 million in consumer related loans, and $86.4 million in commercial related loans. Total loans have increased to $329.2 million at June 30, 2001 from $94.0 million at June 30, 1997.

       The Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income, and also permit the further cross selling of additional products and services. Consequently, the Company is focusing on increasing its retail deposit base while controlling deposit cost. Core deposits (total consolidated deposits less public funds deposits and brokered deposits) were $287.0 million at June 30, 2001 and have increased from $123.5 million at June 30, 1997.

       The Company also formed Harrington Wealth Management Company ("HWM") in February 1999. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust, investment management, and custody services for individuals and institutions.

- Control Interest Rate Risk. The Company attempts to manage its assets and liabilities in order to maintain a portfolio that produces positive returns in either an increasing or decreasing interest rate environment. The Company has sought to control interest rate risk both internally through the management of the composition of its assets and liabilities and externally through the utilization of interest rate contracts. Interest rate contracts are purchased with the intention of protecting the market value of the Bank's portfolio and net interest income.

- Control Credit Risk. In order to limit the Company's credit exposure, the Company originates and adds to its portfolio well-secured residential and commercial loans and maintains strict underwriting standards. As such, non-performing loans have remained relatively low, with only $2,346,000 or 0.71% of total loans at June 30, 2001.

- Utilize Excess Capital Balances. The Company utilizes excess capital balances through the management of a hedged investment portfolio primarily consisting of mortgage-backed securities and corporate bonds. Although these securities often carry lower yields than traditional loans, such securities generally increase the quality of the Company's assets, are more liquid than individual loans, and may be used to collateralize borrowings or other obligations of the Company. The funds invested in the securities portfolio can be quickly redeployed to pursue community bank expansion opportunities as they arise.

         During fiscal year 2001, the Company marked almost all of its investment securities and related interest rate contracts to market either in earnings (trading portfolio) or in equity (available for sale portfolio). This method of accounting was consistent with the Company's strategy of active portfolio management and provided the Company with the flexibility to quickly adjust the mix of its interest earning assets in response to changing market conditions or to take advantage of community banking growth opportunities. With the growth in the core retail and commercial banking business, the level of assets subject to mark-to market accounting has declined.

         In summary, the Company continues to operate a community-oriented banking operation in order to sustain loan originations and deposit growth, benefit from economies of scale, and generate additional fee and net interest income. Management's primary goal is to increase stockholders' value as measured on a risk-adjusted total return basis.

INVESTMENT ADVISOR

         Smith Breeden is a money management and consulting firm providing investment management services to taxable and tax-exempt clients such as corporate, state and municipal pension funds, university endowments and mutual fund investors and consulting and investment advisory services to taxable financial institutions. Smith Breeden specializes in mortgage-backed and related securities, interest rate risk management, and the application of option pricing to loans and investments. Smith Breeden currently advises, or manages on a discretionary or advisory basis, assets totaling over $22 billion. Over the past 19 years, the firm has acted as a consultant to banks, thrifts and governmental agencies charged with the regulation of financial institutions and the resolution of troubled thrifts.

         Smith Breeden was co-founded in 1982 by Douglas T. Breeden and Gregory Smith, who retired in 1988. Dr. Breeden is Chairman of the Board of the Company. He is the dean of Duke University's Fuqua School of Business. He has served on business school faculties at the University of Chicago, Stanford University (where he obtained a Ph.D. in Finance), Duke University's Fuqua School of Business, and as Dalton McMichael Professor of Finance at the University of Northern Carolina. He is the founding editor of the JOURNAL OF FIXED INCOME.

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

LENDING ACTIVITIES

         GENERAL. At June 30, 2001, the Bank's net loan portfolio totaled $329.2 million, representing approximately 80.7% of the Company's $408.0 million of total assets at that date. In addition to utilizing option-adjusted pricing analyses in order to manage the Company's investment portfolio, the Company also uses such analyses to price its loan originations and ascertain the net spread expected to be earned with respect to the Bank's loan portfolio. The Bank continues to directly originate and service single-family residential mortgage loans. Since fiscal 1995, the Bank has also been active in originating whole residential mortgage loans through correspondents that meet its pricing and credit quality objectives. In the latter part of fiscal year 1998, the Company initiated the development of a commercial loan division. The Company's origination of commercial mortgage and commercial and industrial loans provides further diversification of business lines and fulfills a critical component of the Company's community banking strategy.

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

         As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, the Company estimates that at June 30, 2001, approximately 88% of the loans in the Bank's portfolio are to customers located in the immediate market areas of its offices in Richmond and Indianapolis, Indiana as well as Mission, Kansas and Chapel Hill, North Carolina.

         Although the Bank has historically originated loans with lesser dollar balances than the maximum permitted by federal regulations, current loans-to-one borrower limitations may restrict its ability to do business with certain customers. A savings institution generally may not make loans to any one borrower and related entities in an amount that exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At June 30, 2001, the Bank's regulatory limit on loans-to-one borrower was $4.3 million and its five largest loans or groups of loans-to-one borrower, including related entities, aggregated $3.2 million, $3.1 million, $2.8 million, $2.8 million and $2.8 million. All five of the Bank's largest loans or groups of loans are secured primarily by commercial real estate or commercial business assets and were performing in accordance with their terms at June 30, 2001.

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                          JUNE 30,
                                        ------------------------------------------------------------------------------
                                                  2001                      2000                       1999
                                        ------------------------- -------------------------- -------------------------
                                           AMOUNT      PERCENT       AMOUNT      PERCENT        AMOUNT      PERCENT
                                                                   (DOLLARS IN THOUSANDS)
Single-family residential (1)           $178,907          54.2 %    $181,414        66.7 %    $216,511        83.5 %

Commercial real estate (2)                25,695           7.8        16,098         5.9        16,707         6.4
                                        --------         -----      --------       -----      --------       -----
           Total real estate loans       204,602          62.0       197,512        72.6       233,218        89.9

Collateralized commercial loans           89,409          27.1        57,063        21.0        17,071         6.6

Consumer loans:

  Deposit secured                            342           0.1           364         0.1           426         0.2

  Home improvement/equity                 32,385           9.8        14,248         5.3         5,443         2.1

  Automobile                               3,134           0.9         2,371         0.9         2,811         1.1

  Other                                      300           0.1           373         0.1           369         0.1
                                        --------         -----      --------       -----      --------       -----
           Total consumer loans           36,161          10.9        17,356         6.4         9,049         3.5
                                        --------         -----      --------       -----      --------       -----

             Total loans                 330,172         100.0 %     271,931       100.0 %     259,338       100.0 %
                                        ========         =====      ========       =====      ========       =====

Less:

  Deferred loan origination costs,
    and other (3)(4)                       1,190                         447                     1,204

  Allowance for loan losses               (2,140)                     (1,408)                     (868)
                                        --------                    --------                  --------

Net loans                               $329,222                    $270,970                  $259,674
                                        ========                    ========                  ========


                                                             JUNE 30,
                                        --------------------------------------------------
                                                  1998                     1997
                                        --------------------------------------------------
                                           AMOUNT      PERCENT      AMOUNT      PERCENT
                                                      (DOLLARS IN THOUSANDS)
Single-family residential (1)             $154,336      94.6 %      $91,140        97.2 %

Commercial real estate (2)                   3,522       2.2            258         0.3
                                          --------     -----        -------       -----
           Total real estate loans         157,858      96.8         91,398        97.5

Collateralized commercial loans              1,201       0.7              -           -

Consumer loans:

  Deposit secured                              221       0.1            252         0.2

  Home improvement/equity                    3,536       2.2          2,136         2.3

  Automobile                                    13         -              -           -

  Other                                        240       0.2              -           -
                                          --------      ----         ------        ----
           Total consumer loans              4,010       2.5          2,388         2.5
                                          --------      ----         ------        ----

             Total loans                   163,069     100.0 %       93,786       100.0 %
                                          ========     =====        =======       =====

Less:

  Deferred loan origination costs,
    and other (3)(4)                           837                      385

  Allowance for loan losses                   (360)                    (213)
                                          --------                   ------

Net loans                                 $163,546                  $93,958
                                          ========                  =======

(1) Includes single-family residential construction loans. At June 30, 2001, the Bank had $986,000 in single-family residential.

(2) Includes $0, $0, $63,000, $224,000 and $258,000 of mortgage revenue bonds secured by commercial real estate at each of the respective dates, and $12.0 million in commercial real estate construction loans in process.

(3) Reflects the balance of the fair value adjustments made on the loan portfolio as a result of the completion in September 1988 of the Company's acquisition of the Bank, which was accounted for under the purchase method of accounting.

(4)    Includes undisbursed funds relating to construction loans.

CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Bank's total loan portfolio, based on the contractual terms to maturity, before giving effect to net items.

                                                                     DUE AFTER      DUE AFTER
                                                      DUE IN ONE    ONE TO FIVE    FIVE OR MORE
                                                     YEAR OR LESS      YEARS          YEARS          TOTAL
                                                                      (DOLLARS IN THOUSANDS)
Single-family residential                              $ 9,733        $20,865        $148,309        $178,907
Commercial                                              62,043         12,556          40,505         115,104
Consumer                                                17,325          7,478          11,358          36,161
                                                     ----------     ----------    ------------     -----------
           Total                                       $89,101        $40,899        $200,172        $330,172
                                                     ==========     ==========    ============      ==========


         The following table sets forth the dollar amount of all loans, before net items, due after one year from June 30, 2001, which have fixed interest rates or which have floating or adjustable interest rates.

                                                                               FLOATING OR
                                                         FIXED RATES         ADJUSTABLE-RATES           TOTAL
                                                                          (DOLLARS IN THOUSANDS)
Single-family residential                                   $146,487            $22,687                $169,174
Commercial                                                    53,061                                     53,061
Consumer                                                      18,604                232                  18,836
                                                         ------------       ------------            -----------
           Total                                            $218,152            $22,919                $241,071
                                                         ============       ============            ===========




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

         Mortgage loan applications are reviewed by Bank employees who have approval authority up to designated limits. All loans in excess of an individual's designated limits are referred to the Bank's Loan Committee, which has approval authority for all loans up to $1.0 million. Any loans exceeding $1.0 million (of which, at June 30, 2001, there was one) must be approved by the Board of Directors of the Bank. In addition, the Board of Directors of the Bank ratifies all loans originated and purchased by the Bank.

         The single-family residential loans originated by the Bank are generally made on terms, conditions and documentation which permit the sale to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and other institutional investors in the secondary market. From fiscal 1991 to fiscal 1993, the Bank sold substantially all of its fixed-rate single-family residential loans to FNMA in the secondary market as a means of generating fee income as well as providing additional funds for lending, investing and other purposes. Sales of loans were generally under terms which did not provide any recourse to the Company by the purchaser in the event of default on the loan by the borrower. With respect to such loan sales, the Company generally retained responsibility for collecting and remitting loan payments, inspecting the properties, making certain insurance and tax payments on behalf of borrowers and otherwise servicing the loans it sold, and received a fee for performing these services. At June 30, 2001, the Company was servicing $21.1 million of loans for others.

         During fiscal year 1994, the Bank initiated programs to increase its portfolio of single-family residential loans in accordance with its community banking expansion. In addition, during fiscal 1995, the Bank began originating single-family residential loans through correspondent mortgage banking companies. The Bank also uses mortgage banking companies located in Indianapolis, Indiana and Overland Park, Kansas. The Bank requires that all loans originated through correspondents be underwritten in accordance with its underwriting guidelines and standards. The Bank reviews the loans for adherence to its underwriting standards prior to acceptance from the correspondent. Such loans are obtained with servicing released.

         The following table sets forth the loan origination activity of the Company during the periods indicated.


                                                                               YEAR ENDED JUNE 30,
                                                                      -------------------------------------
                                                                          2001        2000        1999
                                                                             (DOLLARS IN THOUSANDS)
Direct loan originations:
  Single-family residential                                             $ 22,839    $10,706     $66,644
  Commercial                                                              86,433     53,988      51,585
  Consumer                                                                29,233     12,613       9,967
                                                                        --------    -------     -------
    Total loans originated directly                                      138,505     77,307     128,196
Originations by correspondents (1)                                                      509      39,523
                                                                        --------    -------     -------
  Total loans originated                                                 138,505     77,816     167,719
Loan principal reductions                                                (80,264)   (65,223)    (71,450)
                                                                       ---------   ---------    -------
Net increase in loan portfolio                                          $ 58,241    $12,593    $ 96,269
                                                                        ========   ========    ========



(1)    Consisted solely of single-family residential loans.

       SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, savings institutions such as the Bank have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At June 30, 2001, $178.9 million or 54.2% of the Bank's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

       The Bank offers fixed-rate single family residential loans with terms of ten to thirty years. Such loans are amortized on a monthly basis with principal and interest due each month. Generally, the value of fixed-rate loans fluctuates inversely with changes in interest rates. Consequently, if left unhedged, long-term fixed-rate single-family residential loans would increase the Bank's interest rate risk. However, the Bank believes that its sophisticated asset and liability management techniques provide the Bank with a competitive advantage and allow for the Bank to continue to offer fixed-rate residential mortgage loans over a variety of interest rate scenarios.

       The Bank also offers adjustable-rate single-family residential mortgage loans. Such loans generally have up to thirty-year terms and an interest rate which adjusts after one, three or five years in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board). Such loans currently have a 2% cap on the amount of any increase or decrease in the interest rate per year, and a 6% limit on the amount by which the interest rate can increase or decrease over the life of the loan. In addition, the Bank's adjustable-rate loans are currently not convertible into fixed-rate loans and do not contain prepayment penalties. Approximately 17.9% of the single-family residential loans in the Bank's loan portfolio at June 30, 2001 had adjustable interest rates.

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

       In fiscal year 2001, the Bank implemented a residential construction lending program. The program was designed to finance the construction of single-family residential dwellings. The loans are underwritten following underwriting guidelines that qualify the loans to be sold in the secondary market, even though the loans may be held in the Bank's loan portfolio. At June 30, 2001, the Bank had $986,000 in single-family residential and $12.0 million in commercial real estate construction loans in process.

       COMMERCIAL REAL ESTATE LOANS. At June 30, 2001, $25.7 million or 7.8% of the Bank's total loan portfolio consisted of loans secured by commercial real estate. At June 30, 2001, the Bank's commercial real estate loan portfolio included term loans secured by commercial buildings located within the Company's primary market areas.

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

       COLLATERALIZED COMMERCIAL LOANS. At June 30, 2001, $89.4 million or 27.1% of the Bank's total loan portfolio consisted of collateralized commercial loans. These collateralized loans consist of term loans as well as lines of credit which are secured by business assets or stock.

       As previously mentioned, the Bank's recent development of the commercial lending division allows for the origination of non-real estate business loans in strict compliance with the Bank's underwriting standards. Collateralized commercial lending also entails different and significant risks in relation to single-family residential lending.

       CONSUMER LOANS. The Bank is authorized to make loans for a wide variety of personal or consumer purposes. The Bank has been originating consumer loans in recent years in order to provide a wider range of financial services to its customers and because such loans generally have higher interest spreads than mortgage loans. The consumer loans offered by the Bank include home equity loans and lines of credit, home improvement loans and deposit account secured loans. At June 30, 2001, $36.2 million or 10.9% of the Bank's total loan portfolio consisted of consumer loans.

       Home equity loans and lines of credit are originated by the Bank for up to 90% of the appraised value, less the amount of any existing prior liens on the property. The Bank also offers home improvement loans in amounts up to 95% of the appraised value, less the amount of any existing prior liens on the property, provided the loan is guaranteed by an approved insurer. Home equity loans and home improvement loans have a maximum term of twenty years and carry fixed interest rates. Home equity lines of credit have a maximum repayment term of ten years, a five-year term with respect to draws, and carry interest rates which adjust monthly in accordance with a designated prime rate. The Bank will secure each of these types of loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. At June 30, 2001, home equity loans and lines of credit and home improvement loans totaled $32.4 million or 89.6% of the Bank's total consumer loan portfolio.

       The Bank currently offers loans secured by deposit accounts, which amounted to $342,000 or 0.9% of the Bank's total consumer loan portfolio at June 30, 2001. Such loans are originated for up to 95% of the deposit account balance, with a hold placed on the account restricting the withdrawal of the account balance.

       As of June 30, 2001, automobile and personal loans amounted to $3.4 million or 9.5% of the Bank's total consumer loan portfolio.

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

ASSET QUALITY

       LOAN DELINQUENCIES. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made following the fifteenth day after a payment is due, at which time a late payment is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond fifteen days, the loan and payment history is reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes ninety days delinquent, the Bank does institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

       Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of transfer. A loan charge-off is recorded for any write-down in the loan's carrying value to fair value at the date of transfer. Real estate loss provisions are recorded if the property's fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are considered. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

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

       The following table sets forth the amounts and categories of the Bank's non-performing assets at the dates indicated.

                                                                               JUNE 30,
                                                        --------------------------------------------------------
                                                           2001       2000       1999       1998       1997
                                                                        (DOLLARS IN THOUSANDS)
Non-accruing loans:

  Single-family residential                              $  495      $  151     $  70     $  285     $   336

  Consumer                                                  105          29         6          -           -

  Commercial                                              1,564           -         -          -           -
                                                         ------      ------     -----     ------     -------


  Total non-accruing loans                               $2,164      $  180     $  76     $  285     $   336

Accruing loans greater than 90 days
  delinquent                                                182           -         -          -           -
                                                         ------      ------     -----     ------     -------

           Total non-performing loans                    $2,346      $  180     $  76     $  285     $   336

Real estate owned                                             -           -         -         18           -

Repossessed automobiles                                       1           3        22          -           -

Other non-performing assets (1)                             278         378       502        587         789
                                                         ------      ------     -----     ------     -------

           Total non-performing assets                    2,625         561       600        890       1,125
                                                         ======      ======     =====     ======     =======

           Total non-performing loans as a percentage
              of total loans                               0.71 %      0.07 %    0.03 %     0.17 %      0.36 %
                                                         ======      ======     =====     ======     =======

           Total non-performing assets as a percentage
             of total assets                               0.64 %      0.13 %    0.13 %     0.18 %      0.25 %
                                                         ======      ======     =====     ======     =======

Troubled debt restructuring                              $   77      $2,054     $   -     $    -     $     -
                                                         ======      ======     =====     ======     =======


(1)    Consists of a non-agency participation certificate. See "- Classified
       Assets."

       The interest income that would have been recorded during the years ended June 30, 2001, 2000, 1999, 1998, and 1997 if the Bank's non-accrual loans at the end of such periods had been current in accordance with their terms during such periods was $41,000, $6,000, $1,000, $15,000 and $6,000, respectively.

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

       The Bank's classified assets at June 30, 2001 consisted of $3.0 million of assets classified as substandard (including $2,685,000 of loans and $278,000 of securities) and twenty-one loans in the amount of $784,000 classified as doubtful. In addition, at June 30, 2001, $4,406,000 of the Bank's loans were designated special mention.

       The $2,685,000 of loans classified as substandard consisted of six commercial loans totaling $2,642,000 and two single-family residential loans totaling $43,000.

       The $278,000 of securities classified as substandard at June 30, 2001 relates to a single non-agency participation certificate which was purchased by the Bank during fiscal 1991. The security was issued by a savings institution located in Huntington Beach, California and the underlying mortgages consist of six-month adjustable-rate notes (priced off of LIBOR) which are secured by single-family properties located in southern California. As of June 30, 2001, approximately 8.3% of the underlying mortgages were at least 30 days past due and/or in foreclosure or already foreclosed upon by the servicer. The security was structured into both senior and subordinate classes and the Bank owns only senior classes. As of June 30, 2001, the pool had cumulative realized losses of $23.7 million that were initially absorbed by certain credit supports and subsequently absorbed by subordinate certificate holders. Currently, senior certificate holders (such as the Bank) are having to absorb the losses. The credit supports, which totaled $11.0 million at the date of issuance, had been depleted as of June 30, 2001. The security is currently held in the Bank's available for sale portfolio, and its $278,000 carrying value at June 30, 2001 reflects $66,000 of net unrealized gains as of such date as well as $414,000 and $253,000 of write-downs with respect to such security, that were recognized by the Bank during fiscal 1995 and 1994, respectively.

       ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses on loans based upon the estimated net realizable value of the underlying collateral; general economic conditions, particularly as they relate to the Bank's market area; historical loss experience; and other factors related to the collectibility of the loan portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations.

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

       The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                                 YEAR ENDED JUNE 30,
                                                          ------------------------------------------------------------------
                                                              2001         2000          1999         1998          1997
                                                                               (DOLLARS IN THOUSANDS)

Total loans outstanding, net                              $ 329,222     $ 270,970    $ 259,674      $ 163,546     $ 93,958
                                                          =========     =========    =========      =========     ========
Average loans outstanding, net                            $ 304,682     $ 275,454    $ 223,174      $ 116,982     $ 78,545
                                                          =========     =========    =========      =========     ========
Balance at beginning of period                            $   1,408     $     868    $     360      $     213     $    120

Charge-offs:

  Single-family residential                                       -             -            -              -            -
  Commercial real estate                                          -             -            -              -            -
  Consumer                                                       71            49            -              -            -
                                                          ---------     ---------    ---------      ---------     --------
            Total charge-offs                             $      71     $      49    $       -      $       -     $      -
                                                          ---------     ---------    ---------      ---------     --------
 Recoveries:
  Single-family residential                                       -             -            1              -            -
  Consumer                                                        5             2            -              -            -
                                                          ---------     ---------    ---------      ---------     --------
           Total recoveries                               $       5     $       2    $       1      $       -     $      -
                                                          ---------     ---------    ---------      ---------     --------
Net charge-offs                                                  66            47           (1)             -            -
Provision for loan losses                                       798           587          509            147           93
                                                          ---------     ---------    ---------      ---------     --------
Balance at end of period                                  $   2,140     $   1,408    $     868      $     360     $    213
                                                          =========     =========    =========      =========     ========
Allowance for loan losses as a percent
  of total loans outstanding                                    0.7 %         0.5 %        0.3 %          0.2 %        0.2 %
                                                          =========     =========    =========      =========     ========
Ratio of net charge-offs to average
  loans outstanding                                             0.0 %         0.0 %        0.0 %          0.0 %        0.0 %
                                                          =========     =========    =========      =========     ========


         The Bank established provisions for loan losses of $798,000, $587,000, $509,000, $147,000 and $93,000 during the years ended June 30, 2001, 2000, 1999,
1998 and 1997, respectively. During such periods, loan charge-offs (net of recoveries) amounted to $66,000, $47,000, $(1,000), $0, and $0, respectively. The increases in the provision for loan losses during the periods presented were due to substantial growth in the Company's mortgage, consumer and commercial loan portfolios.

The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan categories at the dates indicated.



                                                                  JUNE 30,
                             --------------------------------------------------------------------------------------
                                       2001                        2000                           1999
                             ---------------------------  ----------------------------   --------------------------
                                             PERCENT OF                    PERCENT OF                    PERCENT OF
                                            LOANS IN EACH                 LOANS IN EACH                 LOANS IN EACH
                                             CATEGORY TO                   CATEGORY TO                   CATEGORY TO
                               AMOUNT        TOTAL LOANS      AMOUNT       TOTAL LOANS      AMOUNT       TOTAL LOANS

                                                             (DOLLARS IN THOUSANDS)
Single-family residential loans   $   106          54.2 %     $    93            66.7 %       $ 377           83.5 %
Commercial loans                    1,672          34.9         1,098            26.9           411           13.0
Consumer loans                        362          10.9           217             6.4            80            3.5
                                 --------       -------      --------         -------        ------        -------
           Total                  $ 2,140         100.0 %     $ 1,408           100.0 %       $ 868          100.0 %
                                 ========       =======      ========         =======        ======        =======

                                               JUNE 30,
                             --------------------------------------------------
                                     1998                      1997
                             -----------------------  -------------------------
                                         PERCENT OF                 PERCENT OF
                                        LOANS IN EACH              LOANS IN EACH
                                         CATEGORY TO                CATEGORY TO
                              AMOUNT     TOTAL LOANS   AMOUNT       TOTAL LOANS

                                         (DOLLARS IN THOUSANDS)
Single-family residential loans  $ 302         94.6 %      $ 188          97.2 %
Commercial loans                    43          2.9           10           0.3
Consumer loans                      15          2.5           15           2.5
                                ------      -------       ------       -------
           Total                 $ 360        100.0 %      $ 213         100.0 %
                                ======      =======       ======       =======

INVESTMENT ACTIVITIES

        GENERAL. The Company's securities portfolio is managed by investment officers in accordance with a comprehensive written investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Bank's Board of Directors on an annual basis. The management of the securities portfolio is set in accordance with the direction of the Bank's investment committee. In addition, the Bank has entered into an agreement with Smith Breeden whereby Smith Breeden has been appointed as investment advisor with respect to the management of the Bank's securities portfolio. With the assistance of Smith Breeden, the Bank's Chief Executive Officer and Chief Investment Officer execute various transactions with respect to the portfolio and are responsible for informing the investment committee of the types of investments available, the status and performance of the portfolio and current market conditions. The investment officers are authorized to: purchase or sell any securities as well as commitments to hedge eligible investments; purchase or sell eligible investments under repurchase or reverse repurchase agreements; execute hedging strategies approved by the investment committee; pledge securities owned as collateral for public agency deposits or repurchase accounts or agreements; and lend securities to approved dealers in government securities or approved commercial banks. Any one investment officer has the authority to purchase or sell securities up to $5 million in any one transaction and acting together, two members of the investment committee have authority to purchase or sell securities up to $30 million in any one transaction. For purchases or sales greater than $30 million, the prior approval of a majority of the investment committee is required. Investment officers are also authorized to invest excess liquidity in approved liquid investment vehicles. In addition, both the investment committee and the Board of Directors of the Bank ratify all securities purchased and sold by the Bank.

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

        MORTGAGE-BACKED AND RELATED SECURITIES. At June 30, 2001, the Company's mortgage-backed and related securities portfolio (including $648,000 of mortgage-backed derivative securities) amounted to $54.5 million or 99.9% of the Company's securities portfolio and 13.4% of the Company's total assets. By investing in mortgage-backed and related securities, management seeks to achieve a targeted option-adjusted spread over applicable funding costs.

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

        The OTS has issued a statement of policy which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities such as interest-only and principal-only strips) which possess average life or price volatility materially different from benchmark fixed-rate 30-year mortgage-backed securities are "high risk mortgage securities," and must be carried in the institution's trading account or as assets held for sale, and therefore marked to market on a regular basis. At June 30, 2001, $648,000 or 1.2% of the securities held in the Company's portfolio consisted of such "high risk mortgage securities," as defined in such policy statement. However, the Bank is in compliance with this OTS policy statement since all of such securities are held in the Company's trading account and marked to market on a regular basis in accordance with generally accepted accounting principles.

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

        Although mortgage-backed and related securities often carry lower yields than traditional mortgage loans, such securities generally increase the quality of the Company's assets by virtue of the securities' underlying insurance or guarantees, are more liquid than individual mortgage loans (which enhances the Company's ability to actively manage its portfolio) and may be used to collateralize borrowings or other obligations of the Company. At June 30, 2001, $47.5 million or 87.1% of the Company's mortgage-backed and related securities were pledged to secure various obligations of the Company (such as reverse repurchase agreements and interest rate swaps). In addition, in relation to the Company maintaining a substantial portion of its assets in mortgage-backed and related securities, the Company has been able to maintain a relatively low level of operating expenses. Furthermore, mortgage-backed derivative securities are often utilized by the Company to internally hedge its interest rate exposure and can be attractive alternatives to other hedge vehicles when their option-adjusted spreads are abnormally wide.

        The following table sets forth information relating to the amortized cost and fair value of the Company's securities held for trading, securities available for sale, and securities held to maturity portfolios.

                                                                             JUNE 30,
                                                ----------------------------------------------------------------------
                                                        2001                   2000                     1999
                                                ---------------------   ---------------------    ---------------------
                                                AMORTIZED     FAIR      AMORTIZED     FAIR       AMORTIZED     FAIR
                                                  COST        VALUE       COST        VALUE        COST        VALUE
                                                                       (DOLLARS IN THOUSANDS)
  Securities held for trading:
  FHLMC participation certificates              $     488   $     468   $  14,921   $  14,378    $  69,114   $  67,850
  FNMA participation certificates                     642         630       8,830       8,462       28,034      27,599
  GNMA participation certificates                   1,423       1,389      24,662      24,531       37,986      38,116
  Commercial participation certificates               -           -           -           -         34,896      33,808
  Non-agency participation certificates               -           -           -           -            -           -
                                                ---------   ---------   ---------   ---------    ---------   ---------
    Total mortgage-backed securities            $   2,553   $   2,487   $  48,413   $  47,371    $ 170,030   $ 167,373
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Collateralized mortgage obligation            $     370   $     403       5,609       5,586       10,738      11,069
  Residuals                                            95         117         139         179          205         226
  Interest-only strips                                555         147         631         257          818         377
  Principal only strips                               241         334         306         392          403         506
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Total mortgage-backed derivative securities   $   1,261   $   1,001   $   6,685   $   6,414    $  12,164   $  12,178
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Interest rate swaps                                 -           -           -     $     (18)         -     $    (175)
  Interest rate collar                          $       2   $       7   $       3           2    $       4           4
  Interest rate caps                                  -           -           -           -          1,744         587
  Interest rate floors                                -           -           -           -          3,821       4,382
  Options                                             -           -           181         113          298         328
  Futures                                             -           -           -           (41)         -        (1,611)
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Total interest rate contracts                 $       2   $       7   $     184   $      56    $   5,867   $   3,515
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Equity securities                                   -           -             6          11           69         134
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Total securities held for trading             $   3,816   $   3,495   $  55,288   $  53,852    $ 188,130   $ 183,200
                                                =========   =========   =========   =========    =========   =========

  Securities available for sale:
    FHLMC certificates                          $   8,596   $   8,789   $     -    $      -      $     -     $     -
    FNMA certificates                              11,506      11,913
  GNMA certificates                                29,692      30,059      63,806      63,321          -           -
  Commercial mortgage backed securities               -           -           353         353          -           -
      Non-agency participation certificates           212         278         336         378          461         502
                                                ---------   ---------   ---------   ---------    ---------   ---------
        Total mortgage-backed securities           50,006      51,039      64,495      64,052          461         502
                                                ---------   ---------   ---------   ---------    ---------   ---------
     Municipal bonds                                  -           -           -           -            -           -
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Total securities available for sale           $  50,006   $  51,039   $  64,495   $  64,052    $     461   $     502
                                                =========   =========   =========   =========    =========   =========

  Securities held to maturity:
    Mortgage-backed securities                                          $   3,821   $   3,835    $     -     $     -
    FNMA-stock                                                                  1           5          -           -
    Mortgage revenue bonds                      $      27   $      27          35          35          -           -
                                                ---------   ---------   ---------   ---------    ---------   ---------
  Total securities held to maturity             $      27   $      27   $   3,857   $   3,875    $     -     $     -
                                                =========   =========   =========   =========    =========   =========

The following table sets forth the fair value of the Company's securities activities for the periods indicated:

                                                                          AT OR FOR THE YEARS ENDED JUNE 30,
                                                                          ----------------------------------
                                                                             2001       2000         1999
                                                                                (DOLLARS IN THOUSANDS)
  Beginning balance                                                       $ 121,775   $ 183,702    $ 291,531
                                                                          ---------   ---------    ---------
  Mortgage-backed securities purchased-held for trading                         -       319,196      776,200
  Mortgage-backed derivative securities purchased-held for trading              -           -          1,777
  Interest rate contracts purchased-held for trading                            -           138        2,283
  Mortgage backed securities purchased - available for sale                  61,280      74,407          -
                                                                          ---------   ---------    ---------
             Total securities purchased                                      61,280     393,741      780,260
                                                                          ---------   ---------    ---------
  Less:
    Sale of mortgage-backed securities-held for trading                      49,400     434,847      830,228
    Sale of mortgage-backed derivative securities-held for trading              -           -          1,720
    Sale of mortgage-backed securities-available for sale                    67,309         -            -
    Sale of equity securities - held for trading                                  6          64           30
                                                                          ---------   ---------    ---------
             Total securities sold                                          116,715     434,911      831,978
                                                                          ---------   ---------    ---------
  Less proceeds from maturities of securities                                17,128      17,935       51,865
  Realized gain (loss) on sale of securities held for trading                 2,742      (4,498)       4,755
  Unrealized gain (loss) on securities held for trading                       1,115       3,494       (6,402)
  Change in net unrealized gain (loss) on securities available for sale       1,459        (484)          25
  Amortization of (premium)/discount                                             33      (1,334)      (2,624)
                                                                          ---------   ---------    ---------
  Ending balance                                                          $  54,561   $ 121,775    $ 183,702
                                                                          =========   =========    =========

        At June 30, 2001, the contractual maturity of substantially all of the Company's mortgage-backed or related securities was in excess of ten years. The actual maturity of a mortgage-backed or related security is usually less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and affect its yield to maturity. The yield to maturity is based upon the interest income and the amortization of any premium or discount related to the security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed or related security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. At June 30, 2001, of the $54.5 million of mortgage-backed and related securities held by the Company, an aggregate of $22.7 million were secured by fixed-rate mortgage loans and an aggregate of $31.8 million were secured by adjustable-rate mortgage loans.

        OTHER SECURITIES. Other securities owned by the Company at June 30, 2001 includes an interest rate collar. At June 30, 2001, the carrying value of the Company's interest rate collar amounted to $7,000. See Note 2 to the Notes to Consolidated Financial Statements.

SOURCES OF FUNDS

        GENERAL. The Company will consider various sources of funds to fund its investing and lending activities and evaluates the available sources of funds in order to reduce the Company's overall funding costs. Deposits, securities sold under agreements to repurchase, advances from the Federal Home Loan Bank ("FHLB") of Indianapolis, notes payable, and sales, maturities and principal repayments on loans and securities have been the major sources of funds for use in the Company's lending and investing activities, and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a daily basis and utilizes the source which it believes to be cost effective.

        DEPOSITS. The Bank attempts to price its deposits in order to promote deposit growth and offers a wide array of deposit products in order to satisfy its customers' needs. The Bank's current deposit products include statement savings accounts, negotiable order of withdrawal ("NOW") and demand deposit accounts ("DDA"), money market deposit accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from seven days to ten years, individual retirement accounts, and non-retail certificates of deposit consisting of jumbo (generally greater than $95,000) certificates, inverse variable-rate certificates and brokered certificates of deposit.

        The Bank's retail deposits are generally obtained from residents in its primary market area. The principal methods currently used by the Bank to attract deposit accounts include offering a wide variety of value-added products and services and competitive interest rates. The Bank utilizes traditional marketing methods to attract new customers and savings deposits, including various forms of advertising. Management estimates that as of June 30, 2001, non-retail deposit accounts totaled $36.4 million or 11.3% of the Bank's total deposits. These non-retail deposits consist largely of jumbo certificates of deposit and inverse variable-rate certificates (which are obtained through brokers). The Bank's jumbo certificates of deposit and other deposits are also obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Bank. The Bank's inverse variable-rate certificates carry rates which fluctuate inversely with respect to the three-month LIBOR rate. For example, if LIBOR rates of interest increase, the rates on the inverse variable-rate certificates would decrease, while if market rates of interest decrease, the rates on the inverse variable-rate certificates would increase. As a result, the Bank would generally be paying a higher rate on such certificates during a declining interest rate environment. The Bank offers inverse variable-rate certificates when they represent a lower cost source of funds to comparable duration funding sources. Retail deposits decreased $47.5 million, from $334.4 million at June 30, 2000 to $286.9 million at June 30, 2001, primarily due to the sale of $43.5 million of deposits related to the sale of the Bank's two southern Indianapolis branches.

        The following table shows the distribution of and certain other information relating to the Bank's deposits by type as of the dates indicated.

                                                                          JUNE 30,
                                        -------------------------------------------------------------------------------
                                                 2001                       2000                         1999
                                        -----------------------    -------------------------     ----------------------
                                                     PERCENT OF                   PERCENT OF                 PERCENT OF
                                          AMOUNT      DEPOSITS       AMOUNT        DEPOSITS        AMOUNT     DEPOSITS
                                                                    (DOLLARS IN THOUSANDS)
  Transaction accounts:
    NOW and DDA                         $   40,431         12.5 %  $   37,879           10.5 %   $   16,911         5.1 %
    Savings accounts                        40,158         12.4        35,646            9.9         33,163        10.0
    Money market deposit accounts           47,386         14.7        62,159           17.2        137,463        41.2
                                        ----------   ----------    ----------     ----------     ----------  ----------
          Total transaction accounts    $  127,975         39.6 %  $  135,684           37.6 %   $  187,537        56.3 %
                                        ----------   ----------    ----------     ----------     ----------  ----------

  Certificates of deposit:
    Within 1 year                       $  158,350         49.0 %  $  162,795           45.0 %   $  126,592        38.0 %
    1-2 years                               18,132          5.6        37,936           10.5          9,543         2.9
    2-3 years                                5,965          1.8        11,586            3.2          4,730         1.4
    3-4 years                               10,645          3.3         2,431            0.7          2,867         0.8
    Over 4 years                             2,257          0.7        10,809            3.0          1,976         0.6
                                        ----------   ----------    ----------     ----------     ----------  ----------
           Total certificate accounts   $  195,349         60.4 %  $  225,557           62.4 %   $  145,708        43.7 %
                                        ----------   ----------    ----------     ----------     ----------  ----------

           Total deposits               $  323,324        100.0 %  $  361,241          100.0 %   $  333,245       100.0 %
                                        ==========   ==========    ==========     ==========     ==========  ==========


        The following table shows the distribution of and certain other information relating to the Bank's certificates of deposit as of the dates indicated.

                                                                            JUNE 30,
                                               ---------------------------------------------------------------------
                                                       2001                   2000                    1999
                                               ---------------------  ----------------------  ----------------------
                                                          PERCENT OF              PERCENT OF              PERCENT OF
                                                AMOUNT     DEPOSITS     AMOUNT     DEPOSITS     AMOUNT     DEPOSITS
                                                                     (DOLLARS IN THOUSANDS)

  Total retail certificates                    $158,554       49.0 %   $198,367       54.9 %   $134,027       40.2 %
                                               --------     ------     --------     ------     --------     -----
    Non-retail certificates:
      Jumbo certificates                         33,705       10.4       23,368        6.5        7,440       2.2
      Inverse variable-rate certificates          1,939        0.6        2,706        0.7        2,907       0.9
    Non-brokered out-of-state deposits            1,151        0.4        1,116        0.3        1,334       0.4
                                               --------     ------     --------     ------     --------     -----
         Total non-retail certificates (1)     $ 36,795       11.4 %   $ 27,190        7.5 %   $ 11,681       3.5 %
                                               --------     ------     --------     ------     --------     -----
  Total certificates of deposit                $195,349       60.4 %   $225,557       62.4 %   $145,708       43.7 %
                                               ========     ======     ========     ======     ========     =====

(1) Of the Company's $36.8 million of non-retail certificates as of June 30, 2001, $33.4 million was scheduled to mature in six months or less, $1.9 million was scheduled to mature in 7-12 months, $1.5 million was scheduled to mature in 13-36 months and $47,000 was scheduled to mature in over 36 months.

        The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                             YEAR ENDED JUNE 30,
                                     -------------------------------------------------------------------
                                            2001                    2000                    1999
                                     -------------------     --------------------   --------------------
                                     AVERAGE    AVERAGE      AVERAGE     AVERAGE     AVERAGE    AVERAGE
                                     BALANCE   RATE PAID     BALANCE    RATE PAID    BALANCE   RATE PAID
                                                            (DOLLARS IN THOUSANDS)

  NOW and DDA accounts               $ 20,781       5.7 %    $ 31,090       3.3 %   $ 13,050       2.3 %
  Savings accounts                     32,007       4.3        33,291       4.1       30,520       4.2
  Money market deposit accounts        63,562       3.6       105,441       4.9       73,256       4.8
  Certificates of deposit             209,607       6.3       186,308       5.7      156,262       5.7
                                     --------     -----      --------     -----     --------     -----
  Total deposit                      $325,957       5.5 %    $356,130       5.1 %   $273,088       5.2 %
                                     ========     =====      ========     =====     ========     =====


        The following table sets forth the deposit account activities of the Bank during the periods indicated.

                                                                YEAR ENDED JUNE 30,
                                                       --------------------------------------
                                                         2001           2000          1999
                                                               (DOLLARS IN THOUSANDS)

  Deposits                                             $ 307,920      $ 292,808     $ 878,151
  Withdrawals                                            321,562        283,014       742,612
  Deposits sold as part of branch sale                    43,524            -             -
                                                       ---------      ---------     ---------
  Net increase (decrease) before interest credited       (57,166)         9,794       135,539
  Interest credited                                       19,249         18,202        19,395
                                                       ---------      ---------     ---------
             Deposit activity                          $ (37,917)     $  27,996     $ 154,934
                                                       =========      =========     =========


        The following table shows the interest rate and maturity information for the Bank's certificates of deposit at June 30, 2001.

                                      MATURITY DATE
                       ----------------------------------------------
                       ONE YEAR                                OVER
                       OR LESS     1-2 YEARS    2-3 YEARS     3 YEARS        TOTAL
                                          (DOLLARS IN THOUSANDS)
  INTEREST RATE
  3.00% or less        $    586     $    340     $    -       $      3     $    929
  3.01 - 5.00%           64,712        1,542          548          322       67,124
  5.01 - 7.00%           88,482       15,077        5,221       10,947      119,727
  7.01 - 9.00%            3,599        1,173          196        1,630        6,598
  9.01% or greater          971          -            -            -            971
                       --------     --------     --------     --------     --------
  Total                $158,350     $ 18,132     $  5,965     $ 12,902     $195,349
                       ========     ========     ========     ========     ========

        The following table sets forth the maturities of the Bank's certificates of deposit having principal amounts of $100,000 or more at June 30, 2001.

                                                                                        AMOUNT
                                                                                    (IN THOUSANDS)
CERTIFICATES OF DEPOSIT MATURING IN QUARTER ENDING:
  September 30, 2001                                                                 $     45,011
  December 31, 2001                                                                         7,018
  March 31, 2002                                                                            2,845
  After March 31, 2002                                                                      7,684
                                                                                     ------------
           Total certificates of deposit with balances of $100,000 or more           $     62,558
                                                                                     ============

        BORROWINGS. The following table sets forth certain information regarding the borrowings of the Company at or for the dates indicated.

                                                                       AT OR FOR THE YEAR ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                        2001         2000         1999
                                                                            (DOLLARS IN THOUSANDS)
  FHLB advances:
    Average balance outstanding                                       $ 22,554     $ 15,540     $ 36,172
    Maximum amount outstanding at any month-end during the period     $ 51,000     $ 40,000     $ 40,000
    Balance outstanding at end of period                              $ 11,000     $  7,000     $ 40,000
    Average interest rate during the period                                6.0 %        7.7 %        6.9 %
    Average interest rate at end of period                                 5.5 %        6.9 %        4.9 %

  Securities sold under agreements to repurchase:
    Average balance outstanding                                       $ 52,767     $ 52,466     $213,428
    Maximum amount outstanding at any month-end during the period     $ 63,735     $102,953     $334,160
    Balance outstanding at end of period                              $ 35,675     $ 28,038     $ 60,198
    Average interest rate during the period                                5.8 %        5.4 %        5.4 %
    Average interest rate at end of period                                 3.7 %        6.3 %        4.9 %


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

        Advances from the FHLB of Indianapolis are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 2001 and 2000, the Company had advances with the FHLB of Indianapolis in the amount of $11.0 million at a weighted average interest rate of 5.5% and $7.0 million at a weighted average interest rate of 6.9%, respectively.

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

        At June 30, 2001, the Company maintained a $12,995,000 term loan from Firstar Bank N.A. Overland Park (formerly Mercantile Bancorporation, Inc. and Mark Twain Bank) of which $12,995,000 was outstanding as of June 30, 2001. The loan facility matures in September 2001 and carries an interest rate equal to the prime rate published in the Wall Street Journal. The loan facility requires quarterly interest-only repayments with the unpaid principal balance outstanding payable in full at maturity. The loan facility is secured by: (1) a general pledge agreement between the parties pursuant to which the Company has pledged 100% of the outstanding stock of the Bank; (2) a security agreement between the parties pursuant to which the Company has provided a blanket security interest in all of its assets; and (3) the assignment of life insurance policies on Messrs. Breeden and Cerny by the Company in the aggregate amount of $1.25 million. At June 30, 2000, the total balance of the loan facility was $12,995,000 million.

SUBSIDIARIES

        In February 1999, the Bank formed Harrington Wealth Management Company ("HWM"), which provides trust, investment management, and custody services for individuals and institutions. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM is an operating subsidiary of the Bank and, as such, is restricted to engage in activities that the Bank can engage in directly. As of June 30, 2001, HWM administered 220 trust/fiduciary accounts, with aggregate assets of approximately $70.4 million at such date, a portion of which were formerly administered by Harrington Investment Management and Trust Services, a separate division of the Bank. The Bank's investment in HWM is not material to its operations or financial condition. The accompanying consolidated balance sheet includes 100 percent of the assets and liabilities of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations include 100 percent of the revenues and expenses of HWM from the date of formation, and the ownership of Los Padres Bank is recorded as "Minority interest" net of income taxes. See Note 1 to the Notes to Consolidated Financial Statements.

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

THE COMPANY

        GENERAL. The Company is a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is further subject to various reporting and other requirements of the Securities and Exchange Commission ("SEC"). The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the FDIC, which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the FHLB of Indianapolis, which is one of the twelve regional banks that comprise the FHLB System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

        In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At June 30, 2001, the Bank was in compliance with the above restrictions.

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

THE BANK

        GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS. The last regulatory examination of the Bank by the OTS was conducted beginning on April 9, 2001. The Bank was not required to make any material changes to its operations as a result of such examination. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

        At June 30, 2001, the Bank was deemed a "well capitalized" institution for purposes of the above regulations and as such was not subject to the above mentioned restrictions.

        LIQUIDITY REQUIREMENTS. For years prior to the year ended June 30, 2001 the Bank was required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the OTS. As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably. This requirement was eliminated during the year ended June 30, 2001. At June 30, 2001, the Bank's "liquid" assets totaled approximately $25.1 million.

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

        QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code"). The QTL test set forth in the HOLA requires a thrift institution to maintain 65% of portfolio assets in Qualified Thrift Investments ("QTIs"). Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTIs are residential housing related assets. At June 30, 2001, the qualified thrift investments of the Bank were approximately 70.6% of its portfolio assets.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At June 30, 2001, the Company had a $11.0 million FHLB advance. See "- Sources of Funds - Borrowings."

        As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 2001, the Bank had $4.9 million in FHLB stock, which was in compliance with this requirement.

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

        FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of June 30, 2001, the Bank was in compliance with this requirement. Because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

        YEAR. The Company files a consolidated federal income tax return on the basis of a fiscal year ending on June 30. The Company's federal income tax returns for the tax years ended June 30, 1998 forward are open under the statute of limitations and are subject to review by the IRS.

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

ITEM 2.        PROPERTIES

        The Company's principal executive office is located at 722 East Main Street, Richmond, Indiana, 47374. The following table sets forth certain information with respect to the offices and other properties of the Bank at June 30, 2001.

                                                      NET BOOK VALUE
    DESCRIPTION/ADDRESS            LEASED/OWNED       OF PROPERTY (1)     DEPOSITS
-----------------------------  --------------------- ----------------  --------------
                                                                (IN THOUSANDS)


Main Office                             Owned            $   1,490      $  69,600
722 Main Street
Richmond, Indiana


Carmel Branch (2)                     Leased (3)                73         72,317
11592 Westfield Boulevard
Carmel, Indiana


Fishers Branch (4)                      Owned                  830         23,457
7150 East 116th
Street
Fishers, Indiana

Noblesville Branch (5)                  Owned                  776         24,293
107 West Logan
Street
Noblesville, Indiana


Geist Branch (6)                        Owned                  882         15,714
9775 Fall Creek Road
Indianapolis,
Indiana


Shawnee Mission Branch (7)            Leased (8)               112         72,156
6300 Nall Road
Shawnee Mission , Kansas

Chapel Hill Branch (9)                Leased (10)               61         45,787
The Europa Center, Suite 271
Chapel Hill, North Carolina

Executive Offices                    Leased (11)                15            N/A
10801 Mastin Boulevard, Suite 740
Overland Park,
Kansas

--------------------------------
(1)     Includes leasehold improvements.
(2)     Branch opened in May 1994.
(3) The lease expires in June 2008 and may be extended for an additional ten years provided that proper notice is timely given.
(4)     Branch opened in December 1995.
(5)     Branch opened in June 1997.
(6)     Branch opened in December 1997
(7)     Branch opened in August 1998.
(8) The lease expires in December 2010 and has four options for additional terms of five years each.
(9)     Branch opened in July 1999.
(10)    The lease expires in July 2004.
(11)    The lease expires in March 2004.

ITEM 3.        LEGAL PROCEEDINGS.

        There are no material legal proceedings to which the Company is a party or to which any of their property is subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS.

        Shares of the Company's common stock are traded nationally under the symbol "HFGI" on the Nasdaq National Market. The following table sets forth the high, low and closing sales prices for the common stock as reported by the Nasdaq Stock Market, as well as the dividends paid, for fiscal years 2001 and 2000:

                                             STOCK PRICE PER SHARE
                                          ---------------------------
                                           HIGH       LOW      CLOSE     DIVIDENDS
  2001
       First quarter                       $7.500    $6.000    $6.125      $0.03
       Second quarter                       7.000     5.500     5.938       0.03
       Third quarter                        8.500     5.625     8.000       0.03
       Fourth quarter                      12.500     6.600    12.100       0.03

2000
       First quarter                       $8.000    $7.125    $7.500      $0.03
       Second quarter                       7.750     6.875     7.188       0.03
       Third quarter                        7.250     5.500     6.250       0.03
       Fourth quarter                       6.500     5.500     6.500       0.03


        There have been no stock dividends, stock splits or reverse stock splits. Payment of future dividends is subject to a declaration by the Company's Board of Directors. Factors considered in determining the size of dividends are the amount and stability of profits, adequacy of capitalization and expected asset and liability growth of the Bank.

        At September 20, 2001, the Company had approximately 49 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA.
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

The following table presents selected consolidated financial and other data of the Company for the five years in the period ended June 30, 2001. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company, including the accompanying Notes, presented elsewhere herein.

-----------------------------------------------------------------------------------------------------------------------------------
AT OR FOR THE YEARS ENDED JUNE 30,                                    2001        2000          1999           1998          1997
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Securities held for trading and available for sale                 $  54,534    $ 117,904     $ 183,702     $ 291,531     $ 318,480
Loans receivable-net                                                 329,222      270,970       259,632       163,546        93,958
Total assets                                                         408,040      435,192       471,339       446,797       446,797
Deposits                                                             323,324      361,241       333,245       178,311       136,175
Core retail deposits                                                 286,966      334,467       322,898       166,818       123,489
Securities sold under agreements to repurchase                        35,675       28,038        60,198       240,396       245,571
Federal Home Loan Bank advances                                       11,000        7,000        40,000        26,000        26,000
Note payable                                                          12,995       12,995        13,995        13,495         9,995
Stockholders' equity                                                  18,726       16,257        19,139        22,664        24,994
Stockholders' equity per share                                          5.98         5.16          5.97          6.92          7.67

INCOME STATEMENT DATA
  Interest income                                                  $  33,459    $  31,893     $  35,204     $  33,956     $  34,474
  Interest expense                                                    23,673       23,522        29,123        29,032        26,408
                                                                   ---------    ---------     ---------     ---------     ---------
          Net interest income                                          9,786        8,371         6,081         4,924         8,066
  Provision for loan losses                                              798          587           511           147            92
                                                                   ---------    ---------     ---------     ---------     ---------
  Net interest income after provision for loan losses                  8,988        7,784         5,570         4,777         7,974
  Retail banking fees and other income                                   903          772           433           295           239
                                                                   ---------    ---------     ---------     ---------     ---------
  Total net revenue                                                    9,891        8,556         6,003         5,072         8,213
  Operating expenses                                                   8,870        9,627         8,500         6,460         5,444
                                                                   ---------    ---------     ---------     ---------     ---------
  Income (loss) before tax provision, gain (loss) on securities
    and minority interest                                              1,021       (1,071)       (2,497)       (1,388)        2,769
                                                                   ---------    ---------     ---------     ---------     ---------
  Gain (loss) on sale of securities held for trading                   2,742       (4,498)        4,755          (775)       (1,623)
  Unrealized gain (loss) on securities held for trading                1,346        3,494        (6,402)         (930)        2,117
  Gain (loss) on sale of loans and branch sale                         1,424       (1,173)
                                                                   ---------    ---------     ---------     ---------     ---------
  Net gain (loss) on securities, loans and branch sale                 5,512       (2,177)       (1,647)       (1,705)          494
                                                                   ---------    ---------     ---------     ---------     ---------
  Income (loss) before income tax provision and minority interest      6,533       (3,248)       (4,144)       (3,093)        3,263
  Income tax provision (benefit)                                       2,584       (1,277)       (1,646)       (1,234)        1,261
                                                                   ---------    ---------     ---------     ---------     ---------
  Income (loss) before minority interest                               3,949       (1,971)       (2,498)       (1,859)        2,002
  Minority interest                                                       82           92            43
                                                                   ---------    ---------     ---------     ---------     ---------
  Net income (loss) before cumulative effect of accounting change      4,031       (1,879)       (2,455)       (1,859)        2,002
  Cumulative effect of adoption of SFAS 133, net of income tax          (829)
                                                                   ---------    ---------     ---------     ---------     ---------
  Net income (loss)                                                $   3,202    $  (1,879)    $  (2,455)    $  (1,859)    $   2,002
                                                                   =========    =========     =========     =========     =========

  Basic earnings (loss) per share                                  $    1.02    $   (0.59)    $   (0.76)    $   (0.57)    $    0.61
  Diluted earnings (loss) per share                                $    1.02    $   (0.59)    $   (0.76)    $   (0.57)    $    0.61
  Cash dividends per share                                         $    0.12    $    0.12     $    0.12     $    0.12     $    0.03
  Market value, at June 30 per share                               $   12.10    $    6.50     $    7.25     $   11.25     $   12.13

PERFORMANCE RATIOS
  Return on average assets (1)                                        0.73 %        (0.41)%       (0.44)%       (0.34)%      0.50 %
  Return on average equity (1)                                         17.26       (10.70)       (12.54)        (7.56)        10.52
  Interest rate spread                                                  2.08         1.75          1.06          0.79          1.43
  Net interest margin                                                   2.28         1.87          1.12          0.94          1.62
  Average interest-earning assets to average interest-bearing
   liabilities                                                        103.58       102.16        101.14        102.73        103.67
  Net interest income after provision for loan losses to total
   other expenses (1)                                                 101.33        80.86         65.53         73.95        172.82
  Total other expenses to average total assets (1)                      2.01         2.08          1.51          1.20          0.91
  Full service offices                                                     7            9             8             7             4

ASSET QUALITY RATIOS (AT END OF PERIOD)
  Non-performing loans to total loans (2)                               0.71         0.07          0.03          0.17          0.36
  Non-performing assets to total assets (2)                             0.64         0.13          0.13          0.18          0.25
  Allowance for loan losses to total loans                              0.65         0.52          0.33          0.22          0.23
  Allowance for loan losses to total non-performing loans              91.22       782.22      1,142.11        126.32         63.39

CAPITAL RATIOS (3)
  Tangible capital ratio                                                7.40         6.62          6.95          6.88          6.96
  Core capital ratio                                                    7.40         6.62          6.95          6.88          6.96
  Risk-based capital ratio                                             11.87        12.64         12.33         21.92         31.14
  Equity to assets at end of period                                     4.59         3.74          4.06          4.68          5.59

(1) For comparability purposes, the 1997 fiscal year ratios exclude the effect of the special SAIF assessment of $830,000.

(2) Non-performing loans consist of non-accrual loans and accruing loans that are contractually past due 90 days or more, and non-performing assets consist of non-performing loans, assets acquired by foreclosure or repossession and a single non-agency participation certificate classified as substandard.

(3) Regulatory capital ratios apply to the Bank (Harrington Bank, FSB) as a federally chartered savings bank.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        Harrington Financial Group, Inc. ("Harrington" or the "Company") is an Indiana-chartered, registered thrift holding company for Harrington Bank, FSB (the "Bank"). The following presents an analysis of the Company's results of operations and financial condition for the periods presented in this annual report.

GENERAL

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

       On May 30, 2001, the Company announced that it had reached a definitive agreement to merge with Hasten Bancshares after the sale of both its banking operations in North Carolina and Kansas and its 51% interest in Harrington Wealth Management Company to third parties. The total consideration to be paid by Hasten for all the outstanding and issued shares and options of the Company is $40 million or $12.4916 per share. The merger is expected to be completed in late December, 2001 or early January, 2002.

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

       In March 2000, the Company reached a definitive agreement to sell the Bank's two southern Indianapolis branches. The Company determined that the branches did not strategically fit with its market development on the north side of Indianapolis in Hamilton County. On September 8, 2000, the Company sold deposits and certain assets of the two branch banking locations. The Company sold $43.5 million of deposits, $0.4 million of office properties and equipment, and paid approximately $41.7 million. The sale resulted in a pre-tax gain of approximately $1.4 million.

       The Company's lending emphasis is on the origination of loans secured by first and second liens on single-family (one to four units) residences and commercial real estate, equipment, inventory, and receivables lending through its Commercial Loan Division. In fiscal year 2001, the Company originated $22.8 million in single family related loans, $29.2 million in consumer related loans, and $86.4 million in commercial related loans. Total loans have increased to $329.2 million at June 30, 2001 from $94.0 million at June 30, 1997.

       The Company believes that retail deposits are a cost-effective source of funds, provide an additional source of fee income, and also permit the further cross selling of additional products and services. Consequently, the Company is focusing on increasing its retail deposit base while controlling deposit cost. Core deposits (total consolidated deposits less public funds deposits and brokered deposits) were $287.0 million at June 30, 2001 and have increased from $123.5 million at June 30, 1997.

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

       CONTROL CREDIT RISK. In order to limit the Company's credit exposure, the Company originates and adds to portfolio well-secured residential and commercial loans and maintains strict underwriting standards. As such, non-performing loans have remained relatively low, with only $2,346,000 or 0.71% of total loans at June 30, 2001.

       UTILIZE EXCESS CAPITAL BALANCES. The Company utilizes excess capital balances through the management of a hedged investment portfolio primarily consisting of mortgage-backed securities and corporate bonds. Although these securities often carry lower yields than traditional loans, such securities generally increase the quality of the Company's assets, are more liquid than individual loans, and may be used to collateralize borrowings or other obligations of the Company. The funds invested in the securities portfolio can be quickly redeployed to pursue community bank expansion opportunities as they arise.

       During fiscal year 2001, the Company marked almost all of its investment securities and related interest rate contracts to market either in earnings (trading portfolio) or in equity (available for sale portfolio). This method of accounting was consistent with the Company's strategy of active portfolio management and provided the Company with the flexibility to adjust quickly the mix of its interest earning assets in response to changing market conditions or to take advantage of community banking growth opportunities. With the growth in the core retail and commercial banking business, the level of assets subject to mark-to-market accounting has declined.

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

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995

       In addition to historical information, forward-looking statements contained in this annual report are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the impact of economic conditions (both generally and more specifically in the markets in which Harrington operates), the impact of competition for Harrington's customers from other providers of financial services, the impact of government legislation and regulation (which changes from time to time and over which Harrington has no control), and other risks detailed in the Annual Report and in Harrington's other Securities and Exchange Commission ("SEC") filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Harrington undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents Harrington files from time to time with the SEC, including the Quarterly Reports on Form 10-Q to be filed by Harrington and any Current Reports on Form 8-K filed by Harrington.

CHANGES IN FINANCIAL CONDITION

        GENERAL. At June 30, 2001, Harrington's total assets amounted to $408.0 million, as compared to $435.2 million at June 30, 2000. The decrease in total assets was primarily due to a $67.2 million decrease in the Company's securities portfolio, a $13.7 million decrease in cash and interest bearing deposits, and a $3.8 million decrease in income taxes receivable and other assets which were partially offset by a $58.3 million increase in the loan portfolio.

        CASH AND INTEREST-BEARING DEPOSITS. Cash and interest-bearing deposits amounted to $10.7 million and $24.3 million at June 30, 2001 and 2000, respectively. Harrington actively manages its cash and cash equivalents based upon the Company's operating, investing and financing activities. Based upon the Company's current size, cash and cash equivalents generally fluctuate within a range of approximately $10.0 million to $25.0 million. Harrington attempts to invest its excess liquidity in higher yielding assets such as loans or securities.

        SECURITIES HELD FOR TRADING AND AVAILABLE FOR SALE. In order to reduce the Company's credit risk exposure, to enhance balance sheet liquidity, and to utilize excess capital balances, Harrington maintains a portion of its assets in a hedged investment portfolio, the securities of which are primarily issued or guaranteed by U.S. Government agencies or government sponsored enterprises. Almost all of these securities and their related interest rate risk management contracts are classified as held for trading or available for sale and, pursuant to SFAS 115, are reported at fair value with unrealized gains and losses included in earnings or equity, respectively.

        Securities held for trading (consisting of mortgage-backed securities, mortgage-backed derivative securities, interest rate contracts and equity securities) amounted to $3.5 million and $53.9 million at June 30, 2001 and 2000, respectively. Securities classified as available for sale (consisting of a non-agency mortgage-backed security, corporate bonds, and adjustable rate mortgage securities) decreased from $64.1 million at June 30, 2000 to $51.0 million at June 30, 2001.

        LOANS RECEIVABLE. At June 30, 2001, loans receivable (net of the Company's allowance for loan losses) amounted to $329.2 million, an increase of 21.5% over the June 30, 2000 total of $271.0 million. Harrington has significantly increased its community banking operations, including the origination of single-family residential and commercial loans. Loans originated through correspondents must meet the same pricing and underwriting standards as loans originated internally. The Bank's consumer and commercial loan portfolio increased from $90.1 million at June 30, 2000 to $151.7 million at June 30, 2001.

        ALLOWANCE FOR LOAN LOSSES. At June 30, 2001, Harrington's allowance for loan losses totaled $2.1 million, compared to $1.4 million at June 30, 2000. At June 30, 2001, the Company's allowance represented approximately 0.65% of the total loan portfolio as compared to 0.52% at June 30, 2000. The ratio of total non-performing loans to total loans amounted to 0.71% at June 30, 2001 compared to 0.07% at June 30, 2000, which reflects Harrington's emphasis on maintaining low credit risk with respect to its operations.

        Although Harrington's management believes that its allowance for loan losses at June 30, 2001 was adequate based on facts and circumstances available to it (including the historically low level of loan charge-offs), there can be no assurances that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

        DEPOSITS. At June 30, 2001, deposits totaled $323.3 million, as compared to $361.2 million as of June 30, 2000. Core deposits decreased $47.5 million, from $334.5 million at June 30, 2000 to $287.0 million at June 30, 2001, primarily due to the sale of $43.5 million of deposits related to the sale of the Bank's two southern Indianapolis branches. Non-retail deposits increased by $9.6 million during the same period for a net decrease in deposits of $37.9 million.

        BORROWINGS. At June 30, 2001, reverse repurchase agreements and dollar rolls (both of which are securities sold under agreements to repurchase and are accounted for as a financing) totaled $35.7 million, as compared to $28.0 million as of June 30, 2000.

        Advances from the FHLB of Indianapolis amounted to $11.0 million and $7.0 million as of June 30, 2001 and 2000, respectively. At June 30, 2001, the FHLB advance was scheduled to mature in fiscal 2002, with an average interest rate thereon of 5.51%, as compared to 6.87% at June 30, 2000.

        The Company's note payable amounted to $13.0 million at both June 30, 2001 and 2000. The note payable relates to a loan facility that was used to refinance, to a significant extent, the unpaid balance of a $10.0 million acquisition loan which financed the Company's acquisition of the Bank.

        STOCKHOLDERS' EQUITY. Stockholders' equity increased from $16.3 million at June 30, 2000 to $18.7 million at June 30, 2001. This increase was due primarily to the $3.2 million of net income recognized during fiscal 2001, the cumulative effect type adjustment of $3.8 million, net of tax, in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges, and unrealized net gains of $889,000 on investment securities available for sale. These increases were partially offset by cash dividends paid of $377,000, unrealized net losses of $2.3 million, net of tax, on deposit hedges and reclassification of OCI to earnings in accordance with FAS 133 of $2.7 million which is included in the net income of $3.2 million noted above and the purchase of treasury stock amounting to $191,000.

RESULTS OF OPERATIONS

        SUMMARY OF OPERATIONS. Harrington reported net income of $3.2 million or $1.02 basic income per share for the year ended June 30, 2001 compared to a net loss of $1.9 million or $0.59 basic loss per share for the year ended June 30, 2000. This $5.1 million or 268.4% increase in net income was due primarily to a $1.6 million increase in interest income, a gain on the branch sale of $1.4 million, a $6.4 million increase in other gains and losses, and a $757,000 decrease in operating expense, which were partially offset by an increase in the income tax provision of $3.9 million and the cumulative effect of the adoption of SFAS 133 net of tax of $829,000.

        The Company's primary goal in fiscal years 2000 and 2001 was to improve the value of the banking franchise through profitable deposit, loan, and market and business line expansion. The market expansion into Kansas and North Carolina and the establishment of the necessary infrastructure were substantially completed during fiscal year 2000. The recent losses are due primarily to the underperformance of the investment portfolio combined with the necessary investment spending to complete the market expansion and develop the infrastructure to support continued growth into the future. With the foundation now in place for its community banks in Indiana, Kansas and North Carolina, the Company is making marked improvement in its core banking income (net interest income after provision for loan losses plus fees minus operating expenses). Net interest income has increased by $1.4 million over fiscal year 2000, which reflects the growth in the Company's commercial loan portfolio and core deposits. Furthermore, core income has increased from a $1.1 million deficit in fiscal year 2000 to $1.0 million income in fiscal year 2001. Contributing to this improvement is higher spread earning loans, the reduction in deposit costs related to borrowings, and the control of operating expenses through staff reductions, a senior management realignment, and a cost reduction program.

        The net loss for the year ended June 30, 2000 was $1.9 million or $0.59 basic loss per share, compared to a net loss of $2.5 million or $0.76 basic loss per share for the year ended June 30, 1999. The $576,000 or 23.5% decrease in net loss was due primarily to a $2.6 million increase in net revenue which was partially offset by a $1.1 million increase in operating expense, a $530,000 increase in other losses, and a $369,000 decrease in the income tax benefit.

        AVERAGE BALANCES, NET INTEREST INCOME AND YIELDS EARNED AND RATES PAID. The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table does not reflect any effect of income taxes. All average balances are based on average daily balances for the Bank during the periods presented.

                                                                      YEARS ENDED JUNE 30,
                                              ---------------------------------------------------------------
                                                           2001                            2000
                                               AVERAGE                YIELD/   AVERAGE             YIELD/
                                               BALANCE    INTEREST   RATE (1)  BALANCE  INTEREST   RATE (1)
                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-bearing deposits                   $  9,531   $    488   5.12 %   $ 15,795   $    784   4.96 %
   Securities held for trading (2)               22,445      2,197   9.79 %    132,550      8,816   6.65 %
   Securities available for sale (3)             86,523      6,125   7.08 %     17,479      1,094   6.26 %
   Securities held to maturity                      965          6   0.62 %      2,308        171   7.41 %
   Loans receivable, net (4)                    304,682     24,244   7.96 %    275,454     20,637   7.49 %
   Federal Home Loan Bank stock                   4,878        399   8.18 %      4,878        391   8.01 %
                                               --------   --------            --------   --------

   Total interest-earning assets                429,024     33,459   7.80 %    448,464     31,893   7.11 %
                                                                     ======                         ======
Non-interest-earning assets                      12,371                         14,774
                                               --------                       --------
   Total assets                                $441,395                       $463,238
                                               ========                       ========

Interest-Bearing Liabilities:
   Deposits:
     NOW and DDA accounts                      $ 20,781      1,175   5.65 %   $ 18,612      1,013   5.44 %
     Savings accounts                            32,007      1,382   4.32 %     33,291      1,371   4.12 %
     Money market deposit accounts               63,562      2,313   3.64 %    117,919      5,148   4.37 %
     Certificates of deposit                    209,607     13,197   6.30 %    186,308     10,694   5.74 %
                                               --------   --------            --------   --------

   Total deposits                               325,957     18,067   5.54 %    356,130     18,226   5.12 %
   Securities sold, repurchase agreement         52,698      3,078   5.84 %     52,550      2,809   5.35 %
   Federal Home Loan Bank advances               22,554      1,359   6.03 %     15,540      1,192   7.67 %
   Note payable                                  12,995      1,169   9.00 %     14,753      1,295   8.78 %
                                               --------   --------            --------   --------

   Total interest-bearing liabilities           414,204     23,673   5.72 %    438,973     23,522   5.36 %
                                                          --------   ======              --------   ======

Non-interest bearing liabilities                  7,838                          5,782
                                               --------                       --------
   Total liabilities                            422,042                        444,755
Minority interest                                   805                            916
Stockholders' equity                             18,548                         17,567
                                               --------                       --------
Total liabilities and stockholders' equity     $441,395                       $463,238
                                               ========                       ========

Net interest income; interest rate spread(5)              $  9,786   2.08 %               $  8,371  1.75 %
                                                          ========   ======               ========  ======

Net interest margin (5)(6)                                           2.28 %                         1.87 %
                                                                     ======                         ======
Average interest-earning assets
   to average interest-bearing liabilities                         103.58 %                       102.16 %
                                                                   ========                       ========

                                                  YEARS ENDED JUNE 30,
                                             --------------------------------
                                                           1999
                                               AVERAGE                YIELD/
                                               BALANCE    INTEREST    RATE (1)
                                                (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-bearing deposits                   $ 13,489   $    611   4.53 %
   Securities held for trading (2)              300,223     18,104   6.03 %
   Securities available for sale (3)                699         66   9.44 %
   Securities held to maturity                       --         --   0.00 %
   Loans receivable, net (4)                    223,174     16,032   7.18 %
   Federal Home Loan Bank stock                   4,878        391   8.01 %
                                               --------   --------

   Total interest-earning assets                542,463     35,204   6.49 %
                                                                     ======
Non-interest-earning assets                      19,207
                                               --------
   Total assets                                $561,670
                                               ========

Interest-Bearing Liabilities:
   Deposits:
     NOW and DDA accounts                      $ 13,050        306   2.34 %
     Savings accounts                            30,520      1,279   4.19 %
     Money market deposit accounts               73,256      3,546   4.84 %
     Certificates of deposit                    156,262      8,969   5.74 %
                                               --------   --------

   Total deposits                               273,088     14,100   5.16 %
   Securities sold, repurchase agreement        213,428     11,433   5.36 %
   Federal Home Loan Bank advances               36,172      2,481   6.86 %
   Note payable                                  13,672      1,109   8.11 %
                                               --------   --------

   Total interest-bearing liabilities           536,360     29,123   5.43 %
                                                          --------   ======

Non-interest bearing liabilities                  5,328
                                                -------
   Total liabilities                            541,688
Minority interest                                   401
Stockholders' equity                             19,581
                                                -------
Total liabilities and stockholders' equity     $561,670
                                               ========

Net interest income; interest rate spread(5)              $  6,081   1.06 %
                                                          ========   ======

Net interest margin (5)(6)                                           1.12 %
                                                                     ======
Average interest-earning assets
   to average interest-bearing liabilities                          101.14 %
                                                                    ========





(1) At June 30, 2001, the yields earned and rates paid were as follows: interest-bearing deposits, 3.25%; securities held for trading, 10.33%; securities available for sale, 7.15%; securities held to maturity, 5.05%; loans receivable, net 7.67%; FHLB stock, 7.75%; total interest-earning assets, 7.5%; deposits, 4.89%; securities sold under agreements to repurchase, 3.73%; FHLB advances, 5.51%; note payable, 6.75%; total interest-bearing liabilities, 4.86%; interest rate spread 2.67%.

(2) Both the interest and yields earned on the Company's securities portfolio reflect the net interest expense incurred with respect to various interest rate contracts (such as interest rate swaps, collars, caps, floors, options and futures) which were utilized to hedge the Company's interest rate exposure. During the years ended June 30, 2001, 2000 and 1999, the net costs of hedging the Company's interest rate exposure with respect to its securities held for trading amounted to $39,000 or 0.35%, $85,000 or 0.06%, and $580,000 or 0.19%, respectively.

(3) The average balance reflects the carrying value of available for sale investments net of the average valuation allowance related to a single non-agency participation certificate of $95,000, $97,000 and $114,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

(4) Net of deferred loan fees, loan discounts and undisbursed loan funds. Includes nonaccrual loans. Interest on nonaccrual loans is recorded when received.

(5) Excluding the costs of hedging the Company's interest rate exposure (which has effectively reduced the yields earned on the Company's securities portfolio), the Company's interest rate spread amounted to 2.09%, 1.77% and 1.17% and the Company's net interest margin amounted to 2.28%, 1.89% and 1.23% for the years ended June 30, 2001, 2000 and 1999, respectively.

(6) Net interest margin is net interest income divided by average interest-earning assets.

        RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume (change in volume multiplied by prior year rate), (2) changes in rate (change in rate multiplied by prior year volume), and (3) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated in proportion to the absolute dollar amounts of the changes due to rate and volume.

YEAR ENDED JUNE 30,                                          2001 VS. 2000                   2000 VS. 1999
                                                 ---------------------------------   ---------------------------------
(DOLLARS IN THOUSANDS)                              INCREASE (DECREASE)     TOTAL      INCREASE (DECREASE)     TOTAL
                                                         DUE TO            INCREASE         DUE TO           INCREASE
                                                 -----------------------             ---------------------
                                                     RATE       VOLUME   (DECREASE)    RATE      VOLUME     (DECREASE)
Interest earning assets:
  Interest bearing deposits                      $     24    $   (320)   $   (296)   $     63    $    110    $    173
  Securities held for trading                       2,907      (9,526)     (6,619)      2,099     (11,387)     (9,288)
  Securities available for sale                       161       4,870       5,031         (14)      1,042       1,028
  Securities held to maturity                        (101)        (64)       (165)         (6)        146         140
  Loans receivable net                              1,331       2,276       3,607         734       3,901       4,635
  Federal Home Loan Bank stock                          8          --           8          --          --          --
                                                 --------    --------    --------    --------    --------    --------
           Total interest earning assets         $  4,330    $ (2,764)   $  1,566    $  2,876    $ (6,188)   $ (3,312)
                                                 ========    ========    ========    ========    ========    ========

Interest bearing liabilities:
  NOW and DDA accounts                           $     40    $    122    $    162    $    534    $    172    $    706
  Savings accounts                                     65         (54)         11         (22)        114          92
  Money market deposits accounts                     (752)     (2,083)     (2,835)       (307)      1,909       1,602
  Certificates of deposits                          1,093       1,410       2,503          --       1,725       1,725
                                                 --------    --------    --------    --------    --------    --------
           Total deposits                             446        (605)       (159)        205       3,920       4,125
Securities sold under agreements to repurchase        261           8         269         (24)     (8,600)     (8,624)
Federal Home Loan Bank advances                      (293)        460         167         338      (1,626)     (1,288)
Note payable                                           31        (157)       (126)         95          91         186
                                                 --------    --------    --------    --------    --------    --------
           Total interest bearing liabilities    $    445    $   (294)   $    151    $    614    $ (6,215)   $ (5,601)
                                                 ========    ========    ========    ========    ========    ========

Increase (decrease) in net interest income                               $  1,415                            $  2,289
                                                                         ========                            ========


INTEREST INCOME

        For the year ended June 30, 2001, Harrington's interest income increased by $1.6 million compared to the year ended June 30, 2000. This increase was primarily due to a $3.6 million increase in interest income on the Company's loan portfolio which was partially offset by a $1.8 million decrease in interest income from the securities portfolio. The increase in interest income on the loan portfolio was the result of the $29.2 million increase in the average balance and a 47 basis point increase in the yield of the portfolio. The decrease in interest income from the securities portfolio was the result of the $42.4 million decrease in the average balances partially offset by a 96 basis point increase in the yield of the portfolio.

        For the year ended June 30, 2000, Harrington's interest income decreased by $3.3 million or 9.4% to $31.9 million, compared to the year ended June 30, 1999. This decrease was primarily due to an $8.1 million decrease in interest income from the securities portfolio. This decrease was partially offset by a $4.6 million increase in interest income on the Company's loan portfolio. The increase in interest income on the loan portfolio was a direct result of the $52.3 million increase in the level of the average loan portfolio which was partially offset by a 31 basis point increase in the interest yield earned caused primarily by an overall increase in the level of interest rates during fiscal 2000. The decrease in interest income from the investment portfolio was a result of the $148.6 million decrease in the average balances offset by a 57 basis point increase in the yield of the portfolio.

        INTEREST EXPENSE. For the year ended June 30, 2001, Harrington's interest income increased by $151,000 or 0.6% to $23.7 million, compared to the year ended June 30, 2000. This increase was primarily due to a 36 basis point increase in the cost of interest-bearing liabilities, which was partially offset by a $24.8 million decrease in the level of average interest-bearing liabilities. For the year ended June 30, 2000, Harrington's interest expense decreased by $5.6 million or 19.2% to $23.5 million, compared to the year ended June 30, 1999. This decrease was primarily due to a $97.4 million decrease in the level of average interest-bearing liabilities and a 7 basis point decrease in the cost of interest-bearing liabilities.

        NET INTEREST INCOME. Net interest income increased by $1.4 million or 16.9% to $9.8 million during fiscal year 2001 as compared to fiscal year 2000. Net interest income increased by $2.3 million or 37.7% to $8.4 million during fiscal year 2000 as compared to fiscal year 1999.

        PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level considered appropriate by management based on the estimated net realizable value of the underlying collateral, general economic conditions, particularly as they relate to the Company's market areas, historical loan loss experience and other factors related to the collectibility of the Company's loan portfolio. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

        Harrington established provisions for loan losses of $798,000, $587,000 and $509,000 during the years ended June 30, 2001, 2000, and 1999, respectively. During such respective periods, loan charge-offs (net of recoveries) amounted to $66,000, $47,000 and (1,000), respectively. Although the Company's non-performing loans remain low, given the growth in the commercial and consumer loan portfolios, the Company's analysis of loan reserve requirements indicated that additional reserves were prudent. The allowance for loan losses as a percentage of total loans was .65% and .52% at June 30, 2001 and 2000, respectively.

        OTHER INCOME (LOSS). Other income (loss) is comprised of two distinct components: gains and losses on the Company's investment securities and hedging instruments, and fee and other income from retail bank operations. Gains or losses on investments and hedges which have been sold are reported as realized gains or losses, and market value gains or losses on investments and hedges which remain in the Company's portfolio are reported as unrealized gains or losses.

        Management's goal is to attempt to offset any change in the market value of its securities portfolio with the change in the market value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce an overall positive return on its securities portfolio relative to its funding costs through the use of option-adjusted pricing analysis. The Company utilizes such analysis to select securities with wider spreads for purchase and to select securities to sell for a gain as spreads tighten (net of the gain or loss recognized with respect to related interest rate contracts).

        However, the use of mark-to-market accounting for the trading portfolio can cause volatility in reported earnings due to short-term fluctuations in the market value of the securities relative to that of the hedge instruments. Harrington realizes that a major benefit of marking assets to market is that it provides shareholders with more timely information on the economic value of the Company's portfolio, and it allows flexibility to grow or reduce investments as opportunities allow. The Company, however, has reduced the level of the assets subject to "mark-to-market" accounting through its community banking expansion and reduction in its investment portfolio.

The following table sets forth information regarding other income (loss) for the periods shown.


(DOLLARS IN THOUSANDS)                                        YEARS ENDED JUNE 30,
                                                        -----------------------------
                                                          2001      2000       1999

Gain (loss) on sale of securities held for trading      $ 2,742   $(4,498)   $ 4,755
Gain (loss) on sale of loans                                  1    (1,173)
Unrealized gain (loss) on securities held for trading     1,346     3,494     (6,402)
Gain on branch sale                                       1,423
Other (1)                                                   903       772        433
                                                        -------   -------    -------
Total other income (loss)                               $ 6,415   $(1,405)   $(1,214)
                                                        =======   =======    =======


(1) Consists primarily of loan servicing fees and late charges, checking account fees, trust and investment management service fees, rental income and other miscellaneous fees.

        Total other income amounted to $6.4 million for the year ended June 30, 2001. This total consisted of a net realized and unrealized gain of $4.1 million on the trading portfolio, gain on branch sale of $1.4 million and fee and other retail bank income of $903,000.

        Total other income (loss) amounted to $(1.4) million for the year ended June 30, 2000. This total consisted of a net realized and unrealized loss of $1.0 million on the trading portfolio, a loss on sale of loans of $1.2 million plus fee and other retail bank income of $772,000. Total other income (loss) amounted to $(1.2) million for the year ended June 30, 1999. This total consisted of a net realized and unrealized loss of $1.6 million on the trading portfolio, plus fee and other retail bank income of $433,000. The gains (losses) on the trading portfolio, net of hedges, reflect only a portion of the total income (loss) produced from this portfolio in fiscal 2001, 2000 and 1999. Total income from this portfolio consists of both interest income and net realized and unrealized gains and losses on the investments and hedges.

        The Company seeks to produce a positive spread between the total income of this portfolio and one month LIBOR, the Company's marginal cost of borrowing. In the fiscal years 2001, 2000 and 1999, this portfolio produced a net-hedged spread to one-month LIBOR of 3.54%, (.98)%, and 0.28%, respectively. Due to the market uncertainty over Federal Reserve action, an oversupply of corporate debt issuances due to Y2K concerns which increased both financing and credit margins, concerns that the government sponsored agencies would be privatized, and spreads of mortgage securities to Treasury widening during fiscal years 1999 and 2000, the hedge gains therefore lagged the realized and unrealized losses on securities. The Company's community banking expansion is expected to reduce the reliance on investment returns over the coming years, although the Company remains confident in its core competency in fixed income investments.

        OTHER EXPENSE. In order to enhance the Company's profitability, management strives to maintain a favorable level of operating expenses relative to its peer group. However, during fiscal years through 1999, the Company accelerated its investment spending in operating expenses to accomplish the business line and facilities expansion in order to grow revenue in future years. This expansion culminated with the opening of the North Carolina branch in August 1999. With the primary expansion complete in fiscal year 2000, management implemented efficiency enhancements within the 2000 fiscal year, a senior management realignment, administrative staffing reductions, and a cost containment program to improve profitability. Also, two underperforming branches and related deposits were sold in southern Indianapolis on September 8, 2000 for a pretax gain on sale of $1.4 million. The following table sets forth certain information regarding other expense for the periods shown.

(DOLLARS IN THOUSANDS)               YEARS ENDED JUNE 30,
                                   ----------------------
                                   2001     2000     1999
Salaries and employee benefits   $4,804   $5,090   $4,290
Pemises and equipment             1,392    1,516    1,262
FDIC insurance premiums              67      133      125
Marketing                           131      382      314
Computer services                   636      611      509
Consulting fees                     270      276      301
Other (1)                         1,570    1,619    1,699
                                 ------   ------   ------
Total other expense              $8,870   $9,627   $8,500
                                 ======   ======   ======


(1)Consists primarily of costs relating to postage, forms and supplies, professional fees and other miscellaneous expenses.

        The principal category of Harrington's other expense is salaries and employee benefits, which decreased by $286,000 or 5.6% during fiscal 2001 and increased $800,000 or 18.6% during fiscal 2000. The major causes of these changes were the sale of two southern Indianapolis branches in September 2000 and the continuing implementation of Harrington's community bank expansion strategy. A total of eight new banking locations were opened since May 1994, with one each being opened in the first quarters of fiscal year 1999 and 2000. In addition, new employees were hired in connection with the growth in the Bank's development of the commercial loan division.

        Premises and equipment expense decreased $124,000 or 8.2% during fiscal year 2001 due primarily to the branch sale in September 2000. Premises and equipment expense increased by $254,000 or 20.1% during fiscal 2000. The increase in premises and equipment expense during this period was primarily due to the opening of new branches.

        Federal Deposit Insurance Corporation ("FDIC") premiums decreased by $66,000 or 49.6% due to the sale of deposits in September 2000. FDIC premiums increased by $8,000 or 6.4% during fiscal year 2000 due to the increase in deposit size.

        Harrington incurred marketing expenses of $131,000, $382,000, and $314,000 during the years ended June 30, 2001, 2000, and 1999, respectively. The fluctuations in marketing expense during the periods reflected the advertising costs associated with the opening of the Bank's new branch offices.

        Computer services expense increased by $25,000 or 4.1% and $102,000 or 20.0% during fiscal years 2001 and 2000, respectively. Computer services expense relates to the fees paid by Harrington to a third party who performs the Company's data processing functions as well as to the third party servicer who performs the back-office functions with respect to the Company's trust and investment management services. The increase in expense for the years presented relates primarily to the increase in the number of deposit and loan accounts held by Harrington and the cost of the new computer operating system. In addition, during fiscal year 1999, the Company incurred approximately $107,000 in non-recurring expense related to on-line system conversions.

        Harrington has contracted with Smith Breeden to provide investment advisory services and interest rate risk analysis. Certain stockholders of the Company are also principals of Smith Breeden. The consulting fees paid by Harrington to Smith Breeden during the years ended June 30, 2001, 2000, and 1999, which are based on the Company's asset size, amounted to $270,000, $276,000, and $301,000, respectively.

        INCOME TAX PROVISION. The Company provided $2.6 million for income taxes for the year ended June 30, 2001. The Company received income tax benefits of $1.3 million and $1.6 million during the years ended June 30, 2000 and 1999, respectively. The Company's effective tax rate amounted to 39.6%, 39.3%, and 39.7% during the years ended June 30, 2001, 2000, and 1999, respectively.

LIQUIDITY

       For the years prior to the year ended June 30, 2001 the Bank was required under applicable federal regulations to maintain specified levels of "liquid" investments as defined by the OTS. As of November 24, 1997, the required level of such liquid investments was changed from 5% to 4% of certain liabilities as defined by the OTS. In addition to the change in the percentage of required level of liquid assets, the OTS also modified its definition of investments that are considered liquid. As a result of this change, the level of assets eligible for regulatory liquidity calculations increased considerably. This requirement was eliminated during the year ended June 30, 2001.

        The total eligible regulatory liquidity of the Bank was 24.4% at June 30, 2000, and the Bank's liquid assets as defined by the OTS totaled approximately $85.3 million, which was $71.3 million in excess of the OTS minimum requirement. At June 30, 2001, the Bank's "liquid" assets totaled approximately $25.1 million.

        The Bank maintains liquid assets at a level believed adequate to support its normal operations, including funding loans and paying deposit withdrawals. Cash flow projections are regularly reviewed and updated to ensure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of securities, the receipt of loan payments, and increases in deposits and borrowings. While the level of loan and deposit activity is not entirely under the control of the Bank, the sale of securities and increases in borrowings are entirely at the Bank's discretion and thus provide a ready source of cash when needed.

        As a member of the FHLB System, the Bank may borrow from the FHLB of Indianapolis. FHLB advances may be obtained on very short notice due to the Bank's blanket collateral agreement with the FHLB. In addition, the Bank can pledge securities for collateralized borrowings such as reverse repurchase agreements and quickly obtain cash whenever needed. In the opinion of management, Harrington has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

        The Bank's liquidity, represented by cash and cash equivalents, is a result of its operating, investing and financing activities. During the year ended June 30, 2001, there was a net decrease of $13.7 million in cash and cash equivalents. The primary uses of cash during the year included purchases of securities available for sale of $61.2 million, repayments of Federal Home Loan Bank advances of $221.0 million, the sale of deposits of $43.5 million and the change in loans receivable of $59.1 million. Partially offsetting these cash uses, the main sources of cash during the fiscal year were $54.1 million in proceeds from sales and maturities of securities held for trading, $79.7 million in proceeds from sales and maturities of securities available for sale, and $225.0 million from proceeds from Federal Home Loan Bank advances.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," was issued in July 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT

       In general, financial institutions are negatively affected by an increase in interest rates to the extent that interest-bearing liabilities mature or reprice more rapidly than interest-earning assets. The lending activities of savings institutions have historically emphasized the origination of long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits, which largely mature or are subject to repricing within a shorter period of time.

        This factor has historically caused the income and market value of portfolio equity ("MVPE") of savings institutions to be more volatile than other financial institutions. MVPE is defined as the net present value of the cash flows from an institution's existing assets, liabilities and off-balance sheet instruments. While having liabilities that reprice more frequently than assets is generally beneficial to net interest income and MVPE in times of declining interest rates, such an asset/liability mismatch is generally detrimental during periods of rising interest rates.

       The Company's management believes that its asset and liability management strategy, as discussed below, provides Harrington with a competitive advantage over other financial institutions. Harrington's ability to effectively hedge its interest rate exposure through the use of various financial instruments allows the Company to acquire loans and investments that offer attractive net risk-adjusted spreads and meet customer preferences whether the individual loans or investments are fixed-rate or adjustable-rate or short-term or long-term. Similarly, the Company can choose a cost-effective source of funds and subsequently engage in an interest rate swap or other hedging transaction so that the interest rate sensitivities of its interest-earning assets and interest-bearing liabilities are generally matched.

       Harrington's asset and liability management strategy is formulated and monitored by the Boards of Directors of the Company and the Bank, the Company's wholly owned subsidiary. The Boards' written policies and procedures are implemented by the Investment Committee of the Bank, which is comprised of the Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and three outside directors. The Investment Committee meets at least monthly to review, among other things, the sensitivity of the Bank's assets and liabilities to interest rate changes, investment opportunities and the performance of the investment portfolios, and the past month's purchase and sale activity of securities. The Committee also provides guidance to management on reducing interest rate risk and on investment strategy and consults with the Chief Investment Officer of the Bank regarding retail pricing and funding decisions with respect to the Bank's overall asset and liability composition. In accordance therewith, the Investment Committee reviews the Bank's liquidity, cash flow needs, interest rate sensitivity of investments, deposits and borrowings, core deposit activity, current market conditions and interest rates on both a local and national level.

       Harrington has contracted with Smith Breeden Associates, Inc. ("Smith Breeden") for the provision of consulting services regarding, among other things, the management of its investments and borrowings, the pricing of loans and deposits, and the use of various financial instruments to reduce interest rate risk. Smith Breeden is a consulting firm which renders investment advice and asset and liability management services to financial institutions, corporate and government pension plans, foundations, The Managers Mutual Funds, and government agencies nationally. Certain directors of the Company and the Bank are principals of Smith Breeden.

       The Investment Committee regularly reviews interest rate risk by utilizing analyses prepared by Smith Breeden with respect to the impact of alternative interest rate scenarios on net interest income and on the Bank's MVPE. The Investment Committee also reviews analyses prepared by Smith Breeden concerning the impact of changing market volatility, prepayment forecast error, and changes in option-adjusted spreads and non-parallel yield curve shifts.

       MVPE analysis is used by regulatory authorities for assessing an institution's interest rate risk. The extent to which assets will gain or lose value net of the gains or losses of liabilities and/or interest rate contracts determines the appreciation or depreciation in equity on a market-value basis. Such market value analysis is intended to evaluate the impact of immediate and sustained parallel interest rate shifts upon the market value of the current balance sheet.

       In the absence of the Company's hedging activities, the MVPE of the Company would decline as a result of a general increase in market rates of interest. This decline would be due to the market values of Harrington's assets being generally more sensitive to interest rate fluctuations than are the market values of the Company's liabilities due to Harrington's investment in and origination of generally longer-term assets which are funded with shorter-term liabilities. Consequently, the elasticity (i.e., the change in the market value of an asset or liability as a result of a change in interest rates) of Harrington's assets is greater than the elasticity of its liabilities.

       Accordingly, the primary goal of Harrington's asset and liability management policy is to effectively increase the elasticity of the Company's liabilities and/or effectively contract the elasticity of the Company's assets so that the respective elasticities are matched as closely as possible. This elasticity adjustment can be accomplished internally by restructuring Harrington's balance sheet or externally by adjusting the elasticities of Harrington's assets and/or liabilities through the use of interest rate contracts, such as interest rate swaps, collars, caps, floors, options and futures. Harrington's strategy is to hedge either internally through the use of longer-term certificates of deposits or less sensitive non-defined maturity (transaction) deposits, FHLB advances and mortgage-backed derivative securities or externally through the use of various interest rate contracts.

       External hedging involves the use of interest rate swaps, collars, caps, floors, options and futures. The notional amount of interest rate contracts represents the underlying amount on which periodic cash flows are calculated and exchanged between counterparties. However, this notional amount does not necessarily represent the principal amount of securities which would effectively be hedged by that interest rate contract.

       In selecting the type and amount of interest rate contract to utilize, the Company compares the elasticity of a particular contract to that of the securities to be hedged. An interest rate contract with the appropriate offsetting elasticity could have a notional amount much greater than the face amount of the securities being hedged.

        An interest rate swap is an agreement where one party (generally the Company) agrees to pay a fixed rate of interest on a notional principal amount to a second party (generally a broker or money center bank) in exchange for receiving from the second party a variable rate of interest on the same notional amount for a predetermined period of time. No actual assets are exchanged in a swap of this type and interest payments are generally netted. These swaps are generally utilized by Harrington to synthetically convert fixed-rate assets into adjustable-rate assets without having to sell or transfer the underlying assets.

       The net expense relating to Harrington's interest rate contracts held in the trading portfolio was $39,000, $85,000, and $580,000 during the years ended June 30, 2001, 2000, and 1999, respectively. The approximate market value of the interest rate swap maintained in the trading portfolio was $(18,000) as of June 30, 2000.

       In addition, the Company also has swaps which hedge liabilities, and are not included in the trading portfolio. The six swap agreements excluded from the trading portfolio had an aggregate notional amount of $60.0 million and maturities from February 2004 to February 2009. With respect to these agreements, Harrington makes fixed interest payments ranging from 5.27% to 6.93% and receives payments based upon the three-month LIBOR. These fixed-pay swaps, in addition to cap agreements that are not included in the Company's trading portfolio, are used to effectively modify the interest rate sensitivity of a portion of the Bank's short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advances.

       The net income (expense) relating to Harrington's swaps which are not included in the trading portfolio was $0, $(75,000), and $31,000 during the years ended June 30, 2001, 2000, and 1999, respectively. This income (expense) is netted against interest expense in the Company's Consolidated Statements of Operations. The approximate market value of these interest rate swaps (which is not reflected in the Company's financial statements) was $0 million, $1.9 million and $2.3 million as of June 30, 2001, 2000, and 1999, respectively.

       An interest rate cap or an interest rate floor consists of a guarantee given by the issuer (i.e., a broker), to the purchaser (i.e., the Company), in exchange for the payment of a premium. This guarantee states that if interest rates rise above (in the case of a cap) or fall below (in the case of a floor) a specified rate on a specified interest rate index, the issuer will pay to the purchaser the difference between the then current market rate and the specified rate on a notional principal amount. No funds are actually borrowed or repaid.

        Similarly, an interest rate collar is a combination of a purchased cap and a written floor at different strike rates. Accordingly, an interest rate collar requires no payments if interest rates remain within a specified range, but will require the Company to be paid if interest rates rise above the cap rate or require the Company to pay if interest rates fall below the floor rate. Consequently, interest rate caps are a means of reducing interest expense by placing a ceiling on the cost of floating-rate liabilities, or offsetting the caps on the coupons inherent in the Company's adjustable rate mortgage loans and securities. Interest rate floors permit Harrington to maintain its desired interest rate spread in the event that falling interest rates lead to increased prepayments with respect to the Company's mortgage-backed and related securities portfolio requiring reinvestment at lower rates.

       At June 30, 2000, Harrington held one interest rate collar in its trading portfolio. The collar provides for a payment to be received whenever the defined floating rate is greater than 10.25% or a payment to be made whenever the floating rate is less than 5.25%.

       The aggregate net expense (income) relating to the Company's interest rate caps, collars, swaptions, and floors held in the trading portfolio was $29,000, $(87,000), and $(343,000) during the years ended June 30, 2001, 2000, and 1999, respectively. The approximate market value of Harrington's interest rate caps, collars and floors which are maintained in the trading portfolio was $7,000, $2,000 and $5.0 million as of June 30, 2001, 2000, and 1999, respectively.

        Interest rate futures are commitments to either purchase or sell designated instruments at a future date for a specified price. Futures contracts are generally traded on an exchange, are marked-to-market daily and are subject to initial and maintenance margin requirements. Harrington generally uses 91-day Eurodollar certificates of deposit contracts ("Eurodollar futures contracts") which are priced off LIBOR as well as Treasury Note and Bond futures contracts. The Company will from time to time agree to sell a specified number of contracts at a specified date. To close out a contract, Harrington will enter into an offsetting position to the original transaction.

        If interest rates rise, the value of the Company's short futures positions increase. Consequently, sales of futures contracts serve as a hedge against rising interest rates. There were no Eurodollar and Treasury Note futures contracts in place at June 30, 2001. The Company had total gains (losses) on its futures contracts of $(284,000), $4.2 million, and $3.2 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

       Options are contracts which grant the purchaser the right to buy or sell the underlying asset by a certain date for a specified price. Generally, Harrington will purchase options on financial futures to hedge the changing elasticity exhibited by mortgage loans and mortgage-backed securities. The changing elasticity results from the ability of a borrower to prepay a mortgage. As market interest rates decline, borrowers are more likely to prepay their mortgages, shortening the elasticity of the mortgages. Consequently, where interest rates are declining, the value of mortgage loans or mortgage-backed securities will increase at a slower rate than would be expected if borrowers did not have the ability to prepay their mortgages.

       Harrington, therefore, generally purchases out-of-the-money calls and puts so that the increase in value of the options resulting from interest rate movements offsets the reductions in MVPE resulting from the changing elasticity inherent in the Company's balance sheet. At June 30, 2001 and 2000, Harrington did not have any purchased options contracts in portfolio. The net expense relating to purchased options contracts was $10,000, $172,000, and $466,000 during the years ended June 30, 2001, 2000, and 1999, respectively.

       The following table summarizes the periodic exchanges of interest payments with counterparties including the amortization of premiums paid for interest rate contracts prior to July 1, 2000 as discussed above. Such payments and amortization amounts are accounted for as adjustments to the yields of securities held for trading and are reported as a separate component of interest income.


(DOLLARS IN THOUSANDS)                                YEARS ENDED JUNE 30,
                                                    -----------------------
                                                     2001    2000     1999
Interest rate contract (income) expense:
  Swaps                                             $  --   $  --    $ 457
  Caps, floors, and collars                            29     (87)    (343)
  Options                                              10     172      466
                                                    -----   -----    -----
  Net interest expense on interest rate contracts   $  39   $  85    $ 580
                                                    =====   =====    =====

       The above table does not include realized and unrealized gains and losses with respect to the market value of interest rate contracts held in the trading portfolio. Such gains and losses are generally offset by fluctuations in the market value of the Company's assets held for trading. All realized and unrealized gains and losses pertaining to interest rate contracts in the trading portfolio are reported as other income in the Company's Consolidated Statements of Operations.

       Harrington is subject to the risk that its counterparties with respect to various interest rate contracts (such as swaps, collars, caps, floors, options and futures) may default at or prior to maturity of a particular instrument. In such a case, the Company might be unable to recover any unrealized gains with respect to a particular contract.

       To reduce this potential risk, the Company generally deals with large, established investment brokerage firms when entering into these transactions. In addition, if the Company enters into an interest rate contract with a non AA-rated (or above) entity and the Company has an unrealized gain with respect to such contract, the Company generally requires the entity to post some form of collateral to secure its obligations. Furthermore, the Company has a policy whereby it limits its unsecured exposure to any one counterparty to 25% of the Bank's equity during any two-month period and 35% of the Bank's equity during any one-month period.

       The Office of Thrift Supervision ("OTS") requires each thrift institution to calculate the estimated change in the institution's MVPE assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point increments. The OTS permits institutions to perform this MVPE analysis using their own internal model based upon reasonable assumptions. The Company retains Smith Breeden to assist in performing the required calculation of the sensitivity of its market value to changes in interest rates.

       In estimating the market value of mortgage loans and mortgage-backed securities, the Company utilizes various prepayment assumptions which vary, in accordance with historical experience, based upon the term, interest rate and other factors with respect to the underlying loans. At June 30, 2001, these prepayment assumptions varied from 8% to 17% for fixed-rate mortgages and mortgage-backed securities and varied from 19% to 23% for adjustable rate mortgages and mortgage-backed securities.

       The following table sets forth at June 30, 2001 the estimated sensitivity of the Bank's MVPE to parallel yield curve shifts using Harrington's internal market value calculation. The table demonstrates the sensitivity of the Bank's assets and liabilities both before and after the inclusion of its interest rate contracts.

                                                             CHANGE IN INTEREST RATES (IN BASIS POINTS) (1)
(DOLLARS IN THOUSANDS)                        -300         -200         -100      -         +100         +200         +300
                                          ------------------------------------------------------------------------- --------

Market value gain (loss) in assets        $ 13,758     $  9,934     $  6,095      -     $ (8,214)    $(17,475)    $(27,153)
Market value gain (loss) of liabilities    (16,644)     (11,108)      (5,591)     -        5,764       11,740       17,909
                                          --------     --------     --------            --------     --------     --------
Market value gain (loss) of net assets
  before interest rate contracts            (2,886)      (1,174)         504      -       (2,450)      (5,735)      (9,244)
Market value gain (loss) of interest
  rate contracts                               (28)         (17)          (8)     -            5            7            8
                                          --------     --------     --------            --------     --------     --------
Total change in MVPE(2)                   $ (2,914)    $ (1,191)    $    496      -     $ (2,445)    $ (5,728)    $ (9,236)
                                          ========     ========     ========            ========     ========     ========

Change in MVPE as a percent of:
  MVPE(2)                                     (9.9)%       (4.1)%        1.7 %    -         (8.3)%      (19.5)%      (31.5)%
  Total assets of the Bank                    (0.7)%       (0.3)%       (0.1)%    -         (0.6)%       (1.4)%       (2.3)%

(1) Assumes an instantaneous parallel change in interest rates at all maturities.

(2) Based on the Bank's pre-tax MVPE of $29.0 million at June 30, 2001.

        The table set forth above does not purport to show the impact of interest rate changes on Harrington's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market, and (2) over the life of the instruments as an impact on recorded yields.

       Since a portion of Harrington's assets is recorded at market value, the following table is included to show the estimated impact on the Company's equity of instantaneous, parallel shifts in the yield curve, and constant option adjusted spreads on assets and liabilities. The assets and interest rate contracts included in the table below are only those which are either classified by the Company as held for trading or available for sale and, therefore, reflected at market value. Consequently, Harrington's liabilities, which are reflected at cost, are not included in the table below. All amounts are shown net of taxes, with an estimated effective tax rate of 39.0%.

                                                                 CHANGE IN INTEREST RATES (IN BASIS POINTS)
(DOLLARS IN THOUSANDS)                               -300       -200       -100      -        +100        +200        +300
                                                 --------------------------------------------------------------------------
After tax market value gain (loss) of assets      $   770    $   493    $   249      -     $  (313)    $  (725)    $(1,271)
After tax market value gain (loss) of
  interest rate contracts                             (17)       (10)        (4)     -           3           5           5
                                                  -------    -------    -------            -------     -------     -------
After tax gain (loss) in equity                   $   753    $   483    $   245      -     $  (310)    $  (720)    $(1,266)
                                                  =======    =======    =======            =======     =======     =======
After tax gain (loss) in equity as a percent of
  the Company's equity at June 30, 2001               4.0 %      2.6 %      1.3 %    -        (1.7)%      (3.8)%      (6.8)%


INFLATION AND CHANGING PRICES

        The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars (except with respect to securities which are carried at market value), without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Item 8.      Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Harrington Financial Group, Inc.
Richmond, Indiana

We have audited the accompanying consolidated balance sheets of Harrington Financial Group, Inc. and its subsidiary (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Harrington Financial Group, Inc. and its subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2000 the Company changed its method of accounting for derivative instruments and hedging activities.



DELOITTE & TOUCHE LLP

Indianapolis, Indiana

August 3, 2001

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                           JUNE 30,
                                                                                                   ------------------------
ASSETS                                                                                                2001            2000
Cash                                                                                               $   1,895      $   2,314
Interest-bearing deposits (Note 13)                                                                    8,768         22,007
                                                                                                   ---------      ---------
Total cash and cash equivalents                                                                       10,663         24,321
Securities held for trading - at fair value (amortized cost of $3,816 and $55,288)
  (Notes 2, 13)                                                                                        3,495         53,852
Securities available for sale - at fair value (amortized cost of $50,006 and $64,495) (Note 2)        51,039         64,052
Securities held to maturity - at amortized cost (fair value of $27 and $3,875) (Note 2)                   27          3,857
Loans receivable (net of allowance for loan losses of $2,140 and $1,408) (Note 3)                    329,222        270,970
Interest receivable, net (Note 4)                                                                      2,264          2,186
Premises and equipment, net (Note 5)                                                                   5,003          5,828
Federal Home Loan Bank of Indianapolis stock - at cost                                                 4,878          4,878
Deferred income taxes, net (Note 10)                                                                     532          2,089
Income taxes receivable (Note 10)                                                                                        51
Other                                                                                                    917          3,108
                                                                                                   ---------      ---------
TOTAL ASSETS                                                                                       $ 408,040      $ 435,192
                                                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits (Note 6)                                                                                  $ 323,324      $ 361,241
Securities sold under agreements to repurchase (Note 7)                                               35,675         28,038
Federal Home Loan Bank advances (Note 8)                                                              11,000          7,000
Note payable (Note 9)                                                                                 12,995         12,995
Interest payable on securities sold under agreements to repurchase (Note 7)                               51              5
Other interest payable                                                                                 1,669          2,360
Advance payments by borrowers for taxes and insurance                                                    696            746
Income tax payable                                                                                       277
Accrued expenses payable and other liabilities                                                         2,864          5,705
                                                                                                   ---------      ---------
           Total liabilities                                                                         388,551        418,090
                                                                                                   ---------      ---------

COMMITMENTS AND CONTINGENCIES (Notes 13, 14, 16)

MINORITY INTEREST (Note 1)                                                                               763            845
                                                                                                   ---------      ---------
STOCKHOLDERS' EQUITY (Notes 1, 10, 11, 12 16):
  Preferred stock ($1 par value) authorized and unissued - 5,000,000 shares
  Common stock:
    Voting ($.125 par value) authorized - 10,000,000 shares, issued 3,399,938
      shares, outstanding 3,129,670 and 3,150,632 shares, respectively                                   425            425
  Additional paid-in capital                                                                          16,909         16,946
  Treasury stock, 270,268 and 249,306 shares at cost                                                  (2,586)        (2,488)
  Accumulated other comprehensive (income)/loss, net of deferred taxes of $(209) and $(178)             (489)          (268)
  Retained earnings                                                                                    4,467          1,642
                                                                                                   ---------      ---------
           Total stockholders' equity                                                                 18,726         16,257
                                                                                                   ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $ 408,040      $ 435,192
                                                                                                   =========      =========

See notes to consolidated financial statements.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                        JUNE 30,
                                                                                          ------------------------------------
                                                                                            2001          2000          1999
INTEREST INCOME:
  Securities held for trading                                                             $  2,236      $  8,901      $ 18,684
  Net interest expense on interest rate contracts maintained in the trading portfolio
    (Note 13)                                                                                  (39)          (85)         (580)
  Securities available for sale                                                              6,125         1,094            66
  Securities held to maturity                                                                    6           171            31
  Loans receivable (Note 3)                                                                 24,244        20,637        16,001
  Dividends on Federal Home Loan Bank of Indianapolis stock                                    399           391           391
  Deposits                                                                                     488           784           611
                                                                                          --------      --------      --------
                                                                                            33,459        31,893        35,204
                                                                                          --------      --------      --------
INTEREST EXPENSE:
  Deposits (Notes 6, 13)                                                                    18,067        18,226        14,100
  Federal Home Loan Bank advances (Note 8)                                                   1,359         1,192         2,481
  Securities sold under agreements to repurchase (Note 7)                                    3,078         2,809        11,433
  Note payable (Note 9)                                                                      1,169         1,295         1,109
                                                                                          --------      --------      --------
                                                                                            23,673        23,522        29,123
                                                                                          --------      --------      --------

NET INTEREST INCOME                                                                          9,786         8,371         6,081
PROVISION FOR LOAN LOSSES (Note 3)                                                             798           587           511
                                                                                          --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                          8,988         7,784         5,570
                                                                                          --------      --------      --------

OTHER INCOME (LOSS):
  Gain (loss) on sale of securities held for trading (Notes 2, 13)                           2,742        (4,498)        4,755
  Gain (loss) on sale of loans                                                                   1        (1,173)
  Unrealized gain (loss) on securities held for trading (Notes 2, 13)                        1,346         3,494        (6,402)
  Gain on branch sale                                                                        1,423
  Other                                                                                        903           772           433
                                                                                          --------      --------      --------
                                                                                             6,415        (1,405)       (1,214)
                                                                                          --------      --------      --------
OTHER EXPENSE:
  Salaries and employee benefits (Note 12)                                                   4,804         5,090         4,290
  Premises and equipment expense (Note 5)                                                    1,392         1,516         1,262
  FDIC insurance premiums                                                                       67           133           125
  Marketing                                                                                    131           382           314
  Computer services                                                                            636           611           509
  Consulting fees (Note 15)                                                                    270           276           301
  Other                                                                                      1,570         1,619         1,699
                                                                                          --------      --------      --------
                                                                                             8,870         9,627         8,500
                                                                                          --------      --------      --------

INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT) AND MINORITY INTEREST                    6,533        (3,248)       (4,144)
INCOME TAX PROVISION (BENEFIT) (Note 10)                                                     2,584        (1,277)       (1,646)
                                                                                          --------      --------      --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                                                   3,949        (1,971)       (2,498)
MINORITY INTEREST                                                                               82            92            43
                                                                                          --------      --------      --------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              4,031        (1,879)       (2,455)
CUMULATIVE EFFECT OF ADOPTION OF SFAS 133, LESS APPLICABLE INCOME TAX BENEFIT OF $530         (829)
                                                                                          --------      --------      --------
NET INCOME (LOSS)                                                                         $  3,202      $ (1,879)     $ (2,455)
                                                                                          ========      ========      ========

BASIC INCOME (LOSS) PER SHARE:
  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             $   1.28      $  (0.59)     $  (0.76)
  PER SHARE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           (0.26)
                                                                                          --------      --------      --------
BASIC NET INCOME (LOSS) PER SHARE (NOTE 1)                                                $   1.02      $  (0.59)     $  (0.76)
                                                                                          ========      ========      ========

DILUTED INCOME (LOSS) PER SHARE:
  INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             $   1.28      $  (0.59)     $  (0.76)
  PER SHARE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                           (0.26)
                                                                                          --------      --------      --------
DILUTED NET INCOME (LOSS) PER SHARE (NOTE 1)                                              $   1.02      $  (0.59)     $  (0.76)
                                                                                          ========      ========      ========

See notes to consolidated financial statements.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
--------------------------------------------------------------------------------



                                                                                                ADDITIONAL
                                                                     SHARES        COMMON         PAID-IN       TREASURY
                                                                  OUTSTANDING       STOCK         CAPITAL         STOCK

BALANCES, JUNE 30, 1998                                            3,275,886      $     425      $  16,962      $  (1,467)


Net loss
Cash dividends declared on common stock ($0.12 per share)
Purchase of treasury stock                                           (78,178)                                        (784)
Issuance of treasury stock                                             7,674                           (16)            89
Net change in unrealized gain (loss) on securities
 available for sale, net of deferred tax of $17
                                                                  ----------      ---------      ---------      ---------
BALANCES, JUNE 30, 1999                                            3,205,382            425         16,946         (2,162)


Net loss
Cash dividends declared on common stock ($0.12 per share)
Purchase of treasury stock                                           (54,750)                                        (326)
Net change in unrealized gain (loss) on securities
  available for sale, net of deferred tax of $(195)
                                                                  ----------      ---------      ---------      ---------
BALANCES, JUNE 30, 2000                                            3,150,632            425         16,946         (2,488)


Net income
Cash dividends declared on common stock ($0.12 per share)
Purchase of treasury stock                                           (30,250)                                        (191)
Issuance of treasury stock                                             9,288                           (37)            93
Net change in unrealized gain (loss) on securities
  available for sale, net of deferred tax of $679
SFAS 133 transition adjustment, net of deferred tax of $2,453
Unrealized gain (loss) on deposit hedges net of
  deferred tax of $(1,463)
Reclassification adjustment to earnings in accordance with
  SFAS 133 net of deferred tax of $1,700
                                                                  ----------      ---------      ---------      ---------
BALANCES, June 30, 2001                                           $3,129,670      $     425      $  16,909      $  (2,586)
                                                                  ==========      =========      =========      =========


                                                                 ACCUMULATED
                                                                   OTHER
                                                                COMPREHENSIVE                   TOTAL      COMPREHENSIVE
                                                                   INCOME        RETAINED    STOCKHOLDERS'    INCOME
                                                                   (LOSS)        EARNINGS       EQUITY        (LOSS)

BALANCES, JUNE 30, 1998                                           $      (1)     $   6,745     $  22,664     $  (1,825)
                                                                                                             =========

Net loss                                                                            (2,455)       (2,455)    $  (2,455)
Cash dividends declared on common stock ($0.12 per share)                             (385)         (385)
Purchase of treasury stock                                                                          (784)
Issuance of treasury stock                                                                            73
Net change in unrealized gain (loss) on securities
 available for sale, net of deferred tax of $17                          26                           26            26
                                                                  ---------      ---------     ---------     ---------
BALANCES, JUNE 30, 1999                                                  25          3,905        19,139     $  (2,429)
                                                                                                             =========

Net loss                                                                            (1,879)       (1,879)    $  (1,879)
Cash dividends declared on common stock ($0.12 per share)                             (384)         (384)
Purchase of treasury stock                                                                          (326)
Net change in unrealized gain (loss) on securities
  available for sale, net of deferred tax of $(195)                    (293)                        (293)         (293)
                                                                  ---------      ---------     ---------     ---------
BALANCES, JUNE 30, 2000                                                (268)         1,642        16,257     $  (2,172)
                                                                                                             =========

Net income                                                                           3,202         3,202     $   3,202
Cash dividends declared on common stock ($0.12 per share)                             (377)         (377)
Purchase of treasury stock                                                                          (191)
Issuance of treasury stock                                                                            56
Net change in unrealized gain (loss) on securities
  available for sale, net of deferred tax of $679                       889                          889           889
SFAS 133 transition adjustment, net of deferred tax of $2,453         3,837                        3,837         3,837
Unrealized gain (loss) on deposit hedges net of
  deferred tax of $(1,463)                                           (2,288)                      (2,288)       (2,288)
Reclassification adjustment to earnings in accordance with
  SFAS 133 net of deferred tax of $(1,700)                           (2,659)                      (2,659)       (2,659)
                                                                  ---------      ---------     ---------     ---------
BALANCES, June 30, 2001                                           $    (489)     $   4,467     $  18,726     $   2,981
                                                                  =========      =========     =========     =========

See notes to consolidated financial statements.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                  YEARS ENDED JUNE 30,
                                                                                        ---------------------------------------
                                                                                           2001           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $   3,202      $  (1,879)     $  (2,455)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
      Provision for loan losses                                                               798            587            511
      Depreciation                                                                            687            770            549
      Premium and discount amortization on securities, net                                    (33)         1,213          2,624
      (Gain) loss on sale of securities held for trading                                   (2,742)         4,498         (4,755)
      Unrealized (gain) loss on securities held for trading and available for sale         (1,346)        (3,494)         6,402
      Loss on disposal of fixed assets                                                          1
      Effect of minority interest                                                             (82)           (92)           (43)
      Purchases of securities held for trading                                                          (319,334)      (780,260)
      Proceeds from maturities of securities held for trading                               4,727         11,554         51,419
      Proceeds from sales of securities held for trading                                   49,406        434,911        831,978
      Increase (decrease) in amounts due brokers                                           (4,597)         4,597
      Deferred income tax provision and other                                              (2,207)          (883)           (68)
      Net increase (decrease) in other assets and liabilities                               5,897          1,106            617
                                                                                        ---------      ---------      ---------
           Net cash from operating activities                                              53,711        133,554        106,519
                                                                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available for sale                                              (61,280)       (70,408)
  Proceeds from maturities of securities available for sale                                12,393          6,394            446
  Proceeds from sale of securities available for sale                                      67,309
  Increase in securities held to maturity                                                       0         (3,813)
  Increase in loans receivable, net                                                       (59,144)       (11,925)       (96,927)
  Minority interest and other                                                                  23                           980
  Purchases of premises and equipment                                                        (133)          (108)        (1,436)
  Proceeds from sale of fixed assets at sold branches                                         255
                                                                                        ---------      ---------      ---------
            Net cash from investing activities                                            (40,577)       (79,860)       (96,937)
                                                                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                                  5,607         27,996        154,934
  Deposits sold as part of branch sale                                                    (43,524)
  Increase (decrease) in securities sold under agreements to repurchase                     7,637        (32,160)      (180,198)
  Proceeds from Federal Home Loan Bank advances                                           225,000         47,000         83,000
  Principal repayments on Federal Home Loan Bank advances                                (221,000)       (80,000)       (69,000)
  Other                                                                                                   (1,000)           500
  Dividends paid on common stock                                                             (377)          (384)          (385)
  Purchase of treasury stock                                                                 (191)          (326)          (784)
  Proceeds from issuance of treasury stock                                                     56                            73
                                                                                        ---------      ---------      ---------
           Net cash from financing activities                                             (26,792)       (38,874)       (11,860)
                                                                                        ---------      ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (13,658)        14,820         (2,278)
CASH AND CASH EQUIVALENTS, beginning of year                                               24,321          9,501         11,779
                                                                                        ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                                  $  10,663      $  24,321      $   9,501
                                                                                        =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                $  24,319      $  23,431      $  28,682
  Cash paid for income taxes                                                            $      97                     $      43

See notes to consolidated financial statements.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS OF THE COMPANY - Harrington Financial Group, Inc. ("HFG" or the "Company") is a savings and loan holding company incorporated on March 3, 1988 to acquire and hold all of the outstanding common stock of Harrington Bank, FSB (the "Bank"), a federally chartered savings bank with principal offices in Richmond, Indiana and seven full-service branch offices located in Carmel, Fishers, Noblesville and Indianapolis, Indiana; Mission, Kansas; and Chapel Hill, North Carolina. The Company is a community bank with a focus on the origination and management of mortgage loans and securities. The Bank also operates a commercial loan division for business customers and owns a 51% interest in Harrington Wealth Management Company (HWM), which provides trust, investment management, and custody services for individuals and institutions.

        On May 30, 2001, the Company announced that Hasten Bancshares, the holding company for First National Bank & Trust, ("Hasten") would acquire all of the outstanding shares of the Company's common stock for $12.4916 per share at closing. The aggregate purchase price for all shares is approximately $40 million. The acquisition is expected to close during the first quarter of calendar year 2002. The Board of Directors of the company approved the merger agreement at a special meeting on May 29, 2001. The sale of the Company to Hastens is dependent on receiving appropriate regulatory approvals, and the sale of certain portions of the Company, as defined in the agreement. Pursuant to the agreement, the Company is required to sell the Kansas operations to Los Padres Bank, the North Carolina operations to Community First Financial Group, Inc. and its interest in Harrington Wealth Management to Los Padres Bank.

        BASIS OF PRESENTATION - The consolidated financial statements include the accounts of HFG, the Bank and HWM. All significant intercompany accounts and transactions have been eliminated.

        Harrington West Financial Group, Inc. ("HWFG"), the holding company for Los Padres Bank ("LPB"), is a related party to Harrington Financial Group, Inc. ("HFGI") and Harrington Bank, FSB ("HB") in that certain officers and directors of HWFG and LPB are also officers and directors of HFGI and HB.

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS - All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

        SECURITIES HELD FOR TRADING, HELD TO MATURITY, AND AVAILABLE FOR SALE - The Company classifies its securities in one of three categories and accounts for the investments as follows:

        - Debt securities that the Company has the positive intent and ability to hold to maturity are classified as "securities held to maturity" and reported at amortized cost.

        - Debt and equity securities that are acquired and held principally for the purpose of selling them in the near term with the objective of generating economic profits on short-term differences in market characteristics are classified as "securities held for trading" and reported at fair value, with unrealized gains and losses included in earnings.

        - Debt and equity securities not classified as either held to maturity or trading securities are classified as "securities available for sale" and reported at fair value, with unrealized gains and losses, after applicable taxes, excluded from earnings and reported in a separate component of stockholders' equity. Declines in the value of debt securities and marketable equity securities that are considered to be other than temporary are recorded as a permanent impairment of securities available for sale in the statement of operations.

        As discussed below, SFAS No. 133, "Accounting For Derivative Investments," as amended permits a one time transfer of securities previously classified as held to maturity into the available for sale category. On July 1, 2000 the Company transferred mortgage-backed securities previously classified as held to maturity to the available for sale category at fair value. At the time of the transfer these securities had an amortized cost of $3,822,000 and a fair value of $3,840,000.

        Premiums and discounts are amortized over the contractual lives of the related securities using the level yield method. Purchases and sales of securities are recorded in the balance sheet on the trade date. Gains and losses from security sales or disposals are recognized as of the trade date in the statement of operations for the period in which securities are sold or otherwise disposed of. The Company also enters into forward contracts to purchase or sell securities held for trading. Changes in the fair value of the forward contract are recognized in earnings as they occur. Securities purchased or sold under a forward contract are recorded at their fair values at the settlement date.

        The Company's trading portfolio consists of mortgage-backed securities, mortgage-backed security derivatives, equity securities and interest rate contracts, which accordingly are carried at fair value. Realized and unrealized changes in fair values are recognized in other income in the period in which the changes occur. Interest income from trading activities is included in the statement of operations as a component of net interest income.

        The Company's available for sale portfolio consists of a non-agency participation certificate and mortgage backed securities.

        Fair values of securities are based on quoted market prices or dealer quotes. Where such quotes are not available, estimates of fair value of securities are based upon a number of assumptions such as prepayments which may shorten the life of such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. While management endeavors to use the best information available in determining prepayment assumptions, actual results could differ from those assumptions.

        DERIVATIVE FINANCIAL INSTRUMENTS - On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. All derivatives, whether designated as a hedge, or not, are required to be recorded on the balance sheet at fair value. The Company designates its fixed rate and variable rate interest rate swaps as fair value and cash flow hedge instruments, respectively. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recorded in accumulated other comprehensive income (OCI), net of income taxes.

        The adoption of SFAS 133 by the Company on July 1, 2000 resulted in the cumulative effect of an accounting change of an $829,000 loss net of tax being recognized in the statement of operations and an increase in other comprehensive income totaling $3.8 million net of tax in the statement of changes in shareholders' equity.

        The Bank is party to a variety of interest rate contracts consisting of interest rate futures, options, caps, swaps, floors and collars in the management of the interest rate exposure of its trading portfolio. These financial instruments are included in the trading portfolio and are reported at fair value with realized and unrealized gains and losses on these instruments recognized in other income (see Note 2).

        The Bank entered into a floating-pay interest rate swap agreement as a means of managing the interest rate exposure of certain inverse variable rate deposits. The Bank also entered into fixed-pay interest rate swap agreements and interest rate cap agreements to modify the interest rate sensitivity of a portion of the Bank's short-term LIBOR correlated borrowings, which include short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advances. The premiums paid to enter into such interest rate cap agreements are included in other assets and are amortized using the straight-line method over the related term of the agreements. These interest rate agreements are accounted for under the accrual method. Under this method, the differential to be paid or received on these interest rate agreements is recognized over the lives of the agreements in interest expense. Prior to the adoption of SFAS 133, changes in fair value of interest rate swaps and of the interest rate caps accounted for under the accrual method were not reflected in the accompanying financial statements. Realized gains and losses on terminated interest rate swaps accounted for under the accrual method were deferred as an adjustment to the carrying amount of the designated instruments and amortized over the remaining original life of the agreements. If the designated instruments are disposed of, the fair value of the interest rate swap, interest rate cap or unamortized deferred gains or losses are included in the determination of the gain or loss on the disposition of such instruments. To qualify for such accounting, the floating-pay interest rate swap is designated to the inverse variable rate deposits, and the fixed-pay interest rate swaps and the interest rate caps are designated to a portion of the Bank's short-term LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advances.

        LOANS RECEIVABLE are carried at the principal amount outstanding, adjusted for premiums or discounts which are amortized or accreted using a level-yield method. SFAS No. 114 and No. 118, "Accounting by Creditors for Impairment of a Loan" and "Income Recognition" and Disclosures, require that impaired loans be measured based on the present value of future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral, and specifies alternative methods for recognizing interest income on loans that are impaired or for which there are credit concerns. For purposes of applying these standards, impaired loans have been defined as all nonaccrual commercial loans which have not been collectively evaluated for impairment. An impaired loan is charged off by management as a loss when deemed uncollectible although collection efforts continue and future recoveries may occur.

        Discounts and premiums on purchased residential real estate loans are amortized to income using the effective interest method over the remaining period to contractual maturity.

        Nonrefundable origination fees net of certain direct origination costs are deferred and recognized, as a yield adjustment, over the life of the underlying loan.

        ALLOWANCE FOR LOSSES - A provision for estimated losses on loans is charged to operations based upon management's evaluation of the potential losses. Such an evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, historical loan loss experience and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

        INTEREST RECEIVABLE - Interest income on securities and loans is accrued according to the contractual terms of the underlying asset including interest rate, basis and date of last payment. Income on derivatives of mortgage-backed securities is recorded based on projected cash flows using the median of major brokers' prepayment assumptions for the underlying securities. The Bank provides an allowance for the loss of uncollected interest on loans which are more than 90 days past due. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal, in which case the loan is returned to accrual status.

        PREMISES AND EQUIPMENT are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives ranging from 3 to 40 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

        FEDERAL INCOME TAXES - The Company and its wholly owned subsidiary, the Bank, file a consolidated tax return. HWM files a separate tax return, as the total ownership of the company does not qualify for consolidated tax filing. Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and basis of such assets and liabilities as measured by tax laws and regulations.

        EARNINGS PER SHARE - Earnings per share of common stock is based on the weighted average number of common shares outstanding during the year.

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                                  YEARS ENDED JUNE 30,
                                                     --------------------------------------------
                                                        2001              2000            1999

Basic earnings per share:
  Weighted average common shares                      3,138,973        3,199,034        3,216,626
                                                     ==========       ==========       ==========
Diluted earnings per share:
  Weighted average common shares                      3,138,973        3,199,034        3,216,626
  Dilutive effect of stock options (1)                   13,814
                                                     ----------       ----------       ----------
  Weighted average common and incremental
    shares                                            3,152,787        3,199,034        3,216,626
                                                     ==========       ==========       ==========

        (1) The impact of stock options was not included due to the anti-dilutive effect for the fiscal years ended June 30, 2000 and 1999.

        NEW ACCOUNTING PRONOUNCEMENT - Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter.

        RECLASSIFICATIONS of certain amounts in the 2000 and 1999 consolidated financial statements have been made to conform to the 2001 presentation.

2.      SECURITIES

        The amortized cost and estimated fair values of securities held for trading and securities available for sale are summarized as follows:

(Dollars in Thousands)                                                JUNE 30, 2001
                                                  ----------------------------------------------------
                                                                   GROSS        GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                                     COST          GAINS        LOSSES         VALUE

Securities held for trading:
  GNMA certificates                                 $ 1,423       $    12       $    46       $ 1,389
  FHLMC certificates                                    488             4            24           468
  FNMA certificates                                     642             6            18           630
  Collateralized mortgage obligations                   370            33                         403
  Residuals                                              95            22                         117
  Interest-only strips                                  555                         408           147
  Principal-only strips                                 241            93                         334
  Interest rate collar                                    2             5                           7
                                                    -------       -------       -------       -------
Totals                                              $ 3,816       $   175       $   496       $ 3,495
                                                    =======       =======       =======       =======

Securities available for sale:
  GNMA certificates                                 $29,692       $   367       $             $30,059
  FHLMC certificates                                  8,596           193                       8,789
  FNMA certificates                                  11,506           407                      11,913
  Non-agency participation certificate                  212            66                         278
                                                    -------       -------       -------       -------
Totals                                              $50,006       $ 1,033       $             $51,039
                                                    =======       =======       =======       =======

Securities held to maturity:
  Mortgage revenue bonds                                 27                                        27
                                                    -------       -------       -------       -------
Totals                                              $    27       $             $             $    27
                                                    =======       =======       =======       =======


        The Bank's collateralized mortgage obligation (CMO) portfolio at June 30, 2001 consisted of one agency investment with an estimated remaining weighted average life of 2.42 years.

(Dollars in Thousands)                                                   JUNE 30, 2000
                                                  -------------------------------------------------------
                                                                   GROSS          GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED       FAIR
                                                     COST           GAINS         LOSSES         VALUE
Securities held for trading:
  GNMA certificates                                $ 24,662       $    111       $    242       $ 24,531
  FHLMC certificates                                 14,921            102            645         14,378
  FNMA certificates                                   8,830              3            371          8,462
  Collateralized mortgage obligations                 5,609             34             57          5,586
  Residuals                                             139             40              -            179
  Interest-only strips                                  631              -            374            257
  Principal-only strips                                 306             86              -            392
  Interest rate swaps                                     -              -             18            (18)
  Interest rate collar                                    3              -              1              2
  Swaptions                                             181              -             68            113
  Futures                                                 -              -             41            (41)
  Equity securities                                       6              5              -             11
                                                   --------       --------       --------       --------
Totals                                             $ 55,288       $    381       $  1,817       $ 53,852
                                                   ========       ========       ========       ========

Securities available for sale:
  GNMA certificates                                $ 63,806       $      3       $    488       $ 63,321
  Commercial mortgage backed securities                 353              -              -            353
  Non-agency participation certificate                  336             42              -            378
                                                   --------       --------       --------       --------
Totals                                             $ 64,495       $     45       $    488       $ 64,052
                                                   ========       ========       ========       ========

Securities held to maturity:
  Mortgage backed securities                       $  3,821       $     14      $       -       $  3,835
  Other                                                   1              4              -              5
  Mortgage revenue bonds                                 35              -              -             35
                                                   --------       --------       --------       --------
Totals                                             $  3,857       $     18       $      -       $  3,875
                                                   ========       ========       ========       ========

        The Bank's collateralized mortgage obligation (CMO) portfolio at June 30, 2000 consisted of three agency investments with an estimated remaining weighted average life of 9.9 years.

        For a complete discussion of the Bank's Risk Management Activities, see
        Note 13.

        The amortized cost and estimated fair values of securities by contractual maturity are as follows:


(Dollars in Thousands)                                                          JUNE 30, 2001
                                             ---------------------------------------------------------------------------------
                                                  HELD FOR TRADING           AVAILABLE FOR SALE         HELD TO MATURITY
                                             ------------------------    ------------------------   --------------------------
                                               AMORTIZED       FAIR        AMORTIZED       FAIR       AMORTIZED        FAIR
                                                 COST          VALUE         COST          VALUE         COST          VALUE
Debt securities (due after 1 year
  through 5 years):
    Mortgage-backed securities                  $ 2,553       $ 2,487       $49,794       $50,761
    Non-agency participation certificates                                       212           278
    Collateralized mortgage obligations             370           403
    Mortgage-backed derivatives                     891           598
    Interest rate contracts                           2             7
    Mortgage revenue bonds                                                                              $    27       $    27

                                                -------       -------       -------       -------       -------       -------
    Other                                       $ 3,816       $ 3,495       $50,006       $51,039       $    27       $    27
                                                =======       =======       =======       =======       =======       =======

        Securities with a total amortized cost of $46,552,000 and $35,889,000 and a total fair value of $47,477,000 and $35,633,000 were pledged at June 30, 2001 and 2000, respectively, to secure interest rate swaps, securities sold under agreements to repurchase, and letters of credit. The Bank had mortgages pledged as collateral for Federal Home Loan Bank advances of approximately $101,000,000 and $149,000,000 at June 30, 2001 and 2000, respectively.

        Activities related to the sale of securities are summarized as follows:

(Dollars in Thousands)                                                         JUNE 30,
                                                            ----------------------------------------
                                                               2001           2000           1999

Proceeds from sale of securities held for trading            $ 49,406       $434,911       $831,978
Gross gains on sales of securities held for trading             2,702         40,381         64,966
Gross losses on sales of securities held for trading            1,889         44,879         60,218
Gross gains on sales of securities available for sale           2,023                             7
Gross losses on sales of securities available for sale             94

3.   LOANS RECEIVABLE

     Loans receivable are summarized as follows:

(Dollars in Thousands)                                              JUNE 30,
                                                             --------------------------
                                                                 2001         2000

Real estate mortgage                                          $177,889     $181,350
Commercial                                                     115,103       72,965
Property improvement                                            15,116        4,935
Consumer and home equity lines of credit                        17,269        9,313
Automobile loans                                                 3,134        2,371
Other loans                                                      1,661          997
                                                              --------     --------
Subtotal                                                       330,172      271,931

Net deferred loan fees and origination costs, premiums and
  discounts, and other                                           1,190          447
Allowance for loan losses                                       (2,140)      (1,408)
                                                              --------     --------
Loans receivable, net                                         $329,222     $270,970
                                                              ========     ========


     Approximately 88% of the Bank's loans are to customers located in the immediate market areas of its offices in Richmond and Indianapolis, Indiana as well as Mission, Kansas and Chapel Hill, North Carolina.

     The principal balance of loans on nonaccrual status totaled approximately $2,164,000 and $180,000 at June 30, 2001 and 2000, respectively. For the years ended June 30, 2001, 2000 and 1999, gross interest income which would have been recorded had the Bank's nonaccruing loans been current with their original terms amounted to $41,000, $6,000, and $1,000, respectively. At June 30, 2001 and June 30, 2000, the Company had $2,164,000 and $180,000,
     respectively of impaired loans.

     The Bank had commitments to originate or purchase loans consisting primarily of real estate mortgages secured by one to four family residences approximating $394,000 and $1,379,000 excluding undisbursed portions of loans in-process at June 30, 2001 and 2000, respectively. In addition, as of June 30, 2001 and 2000, the Bank had commitments to fund approximately $13.8 million and $7.2 million, respectively in commercial loans secured primarily by commercial real estate.

     The Bank has granted loans to its directors, officers, employees and an affiliate (Smith Breeden Associates, Inc., see Note 15). These loans to related parties are summarized as follows:

(Dollars in Thousands)                                 JUNE 30,
                                                 ---------------------
                                                   2001       2000

Beginning balance                                 $8,834     $4,515
Loans made                                         1,313      4,358
Principal repayments                              (1,648)       (38)
Change due to status of officers and employees      (249)        (1)
                                                  ------     ------
Ending balance                                    $8,250     $8,834
                                                  ======     ======


     The amount of loans serviced for others totaled $21.1 million and $24.2 million at June 30, 2001 and 2000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow amounts, disbursing payments to investors and foreclosure processing. In connection with loans serviced for others, the Bank held borrowers' escrow balances of $96,000 and $13,000 at June 30, 2001 and 2000, respectively.

     Loan servicing fee income included in other income for the years ended June 30, 2001, 2000 and 1999 was $8,000, $7,000 and $10,000, respectively.

     An analysis of the allowance for loan losses is as follows:

(Dollars in Thousands)                  JUNE 30,
                            --------------------------------
                               2001       2000       1999

Beginning balance            $1,408       $868       $360
Provision for loan losses       798        587        511
Net charge-offs                 (66)       (47)        (3)
                             ------     ------       ----
Ending balance               $2,140     $1,408       $868
                             ======     ======       ====



     As a federally chartered savings bank, aggregate commercial real estate loans may not exceed 400% of capital as determined under the capital standards provisions of FIRREA. This limitation was approximately $116 million at June 30, 2001. Also under FIRREA, the loans-to-one borrower limitation is generally 15% of unimpaired capital and surplus which, for the Bank, was approximately $4 million at June 30, 2001. The Bank was in compliance with all of these requirements at June 30, 2001.

4.   INTEREST RECEIVABLE

     Interest receivable is summarized as follows:

(Dollars in Thousands)                                                    JUNE 30,
                                                                   ------------------
                                                                      2001      2000

Loans (less allowance for uncollectibles - $41 and $6)               $1,856    $1,479
Securities held for trading                                             136       317
Securities available for sale                                           264       345
Other                                                                     8        45
                                                                     ------    ------
Interest receivable, net                                             $2,264    $2,186
                                                                     ======    ======

5.   PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

(Dollars in Thousands)                                  JUNE 30,
                                                 -----------------------
                                                   2001           2000

Land                                             $ 1,003        $ 1,003
Buildings and leasehold improvements               4,543          4,684
Furniture, fixtures and equipment                  2,483          2,709
                                                 -------        -------
Total                                              8,029          8,396
Less accumulated depreciation                     (3,026)        (2,568)
                                                 -------        -------
Premises and equipment, net                      $ 5,003        $ 5,828
                                                 =======        =======



     Depreciation expense included in operations during the years ended June 30, 2001, 2000 and 1999 totaled $687,000, $770,000 and $549,000 respectively.

6.      DEPOSITS

(Dollars in Thousands)                                         JUNE 30,
                                          --------------------------------------------------
                                                  2001                      2000
                                          -----------------------   ------------------------
                                                        WEIGHTED                    WEIGHTED
                                                        AVERAGE                     AVERAGE
                                             AMOUNT      RATE            AMOUNT       RATE

NOW and DDA accounts                           $ 40,431   2.70 %        $ 37,879     3.29 %
Savings accounts                                 40,158   4.23 %          35,646     4.37 %
Money market deposit accounts                    47,386   4.44 %          62,159     5.20 %
                                               --------                 --------
                                                127,975                  135,684
                                               --------                 --------
Certificates of deposit:
1 year and less                                 158,350                  162,795
1 to 2 years                                     18,132                   37,936
2 to 3 years                                      5,965                   11,586
3 to 4 years                                     10,645                    2,431
Over 4 years                                      2,257                   10,809
                                               --------                 --------
                                                195,349   5.59 %         225,557     6.13 %
                                               --------                 --------
Total deposits                                 $323,324                 $361,241
                                               ========                 ========


     Certificates of deposit in the amount of $100,000 or more totaled approximately $63 million and $57 million at June 30, 2001 and 2000, respectively.

     A summary of certificate accounts by scheduled fiscal year maturities at June 30, 2001, is as follows:

(Dollars in Thousands)
                       2002       2003      2004      2005     2006     2007   THEREAFTER   TOTAL

3.00% or less       $     586  $    340                                          $   3   $     929
3.01% - 5.00%          64,712     1,542   $   548  $    266  $    56                        67,124
5.01% - 7.00%          88,482    15,077     5,221     8,749    1,738   $ 170       290     119,727
7.01% - 9.00%           3,599     1,173       196     1,630                                  6,598
9.01% or greater          971                                                                  971
                    ---------  --------   -------  --------  -------   -----     -----   ---------
Totals              $ 158,350  $ 18,132   $ 5,965  $ 10,645  $ 1,794   $ 170     $ 293   $ 195,349
                    =========  ========   =======  ========  =======   =====     =====   =========


     Interest expense on deposits is as follows:

(Dollars in Thousands)
                                      YEARS ENDED JUNE 30,
                                --------------------------------
                                   2001      2000      1999

NOW and DDA accounts             $ 1,175   $ 1,013   $   306
Savings accounts                   1,382     1,371     1,279
Money market deposit accounts      2,313     5,148     3,546
Certificates of deposit           13,197    10,694     8,969
                                 -------   -------   -------
                                 $18,067   $18,226   $14,100
                                 =======   =======   =======


     Interest expense on certificates of deposit is net of interest income (expense) on interest rate contracts of $(99,000), $(75,000), and $31,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     For a complete discussion of the Bank's Risk Management Activities, see
Note 13.

7.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(Dollars in Thousands)                                                       JUNE 30,
                                                                    ------------------------
                                                                       2001      2000
Securities sold under agreements to repurchase:
Same securities                                                      $35,675   $28,038
                                                                     -------   -------
                                                                     $35,675   $28,038
                                                                     =======   =======

Accrued interest on securities sold under agreements to repurchase   $    51   $     5
                                                                     =======   =======



     At June 30, 2001, securities sold under agreements to repurchase mature within one month.

     An analysis of securities sold under agreements to repurchase, excluding related accrued interest, is as follows:

(Dollars in Thousands)                                YEARS ENDED JUNE 30,
                                              ------------------------------------
                                                   2001       2000       1999

Maximum amount outstanding at any month-end     $ 63,735   $102,953   $334,160

Daily average amount outstanding                  52,767     52,466    213,428

Weighted average interest rate at end of year       3.73 %     6.31 %     4.85 %


     Assets pledged to secure securities sold under agreements to repurchase are concentrated among one dealer and ten business customers and one dealer and eight business customers as of June 30, 2001 and 2000, respectively. The Bank exercises control over the securities pledged when the same security is repurchased. Assets pledged are as follows:

(Dollars in Thousands)                                     JUNE 30,
                                                    ------------------------
                                                       2001        2000
Mortgage-backed securities:
  At amortized cost                                  $33,359     $30,932
  At fair value                                       34,076      30,675



     An analysis of the amount at risk under repurchase agreements with counterparties exceeding 10% of stockholders' equity at June 30, 2001 is as follows:

(Dollars in Thousands)                                                    WEIGHTED
                                                                          AVERAGE
                                                      AMOUNT    ACCRUED   MATURITY
                                                    OUTSTANDING INTEREST (IN DAYS)

Dean Witter                                            $32,287     $ 50      20
                                                       =======     ====


8.   FEDERAL HOME LOAN BANK ADVANCES

     Advances from the Federal Home Loan Bank of Indianapolis are as follows:

(Dollars in Thousands)                                       JUNE 30,
                                            --------------------------------------------
                                                   2001                   2000
                                            ---------------------  ---------------------
                                                        VARIABLE               VARIABLE
                                                        WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE
           FISCAL YEAR MATURITY               AMOUNT      RATE       AMOUNT      RATE

                   2001                                             $ 7,000      6.87 %
                   2002                      $11,000     5.51 %

     The Bank was eligible to receive advances from the Federal Home Loan Bank up to $67.2 million and $93.7 million at June 30, 2001 and 2000, respectively. The Bank has pledged qualifying mortgage loans.

9.   NOTE PAYABLE

     At June 30, 2001, the Company has a $12,995,000 term loan from Firstar Bank N.A. Overland Park (formerly Mercantile Bancorporation, Inc. and Mark Twain
     Bank). Quarterly interest-only payments, based on the prime rate published in the Wall Street Journal (6.75% at June 30, 2001), are payable through maturity of September 30, 2001. The unpaid principal balance outstanding is payable in full on September 30, 2001.

     As of June 30, 2001, the loan was secured by the Harrington Bank, FSB stock held by HFG, a blanket security interest in all of the Company's assets and the assignment of certain life insurance policies owned by HFG. Under the terms of the agreement, the Company is bound by certain restrictive debt covenants. As of June 30, 2001, HFG was in compliance with all such debt covenants.

10.  INCOME TAXES

     An analysis of the income tax provision (benefit) is as follows:

(Dollars in Thousands)                                         YEARS ENDED JUNE 30,
                                                     ---------------------------------------
                                                        2001          2000         1999
Current:
  Federal                                               $   290
  State                                                      87
Deferred:
  Federal                                               $ 1,766       $(1,161)     $(1,304)
  State                                                     441          (116)        (342)
                                                        -------       -------      -------
Total income tax provision (benefit)                    $ 2,584       $(1,277)     $(1,646)
                                                        =======       =======      =======



     The difference between the financial statement income tax rate and the amount computed by using the statutory rate of 34% is reconciled as follows:

(Dollars in Thousands)                                 YEARS ENDED JUNE 30,
                                                 --------------------------------
                                                    2001      2000       1999

Federal statutory income tax at 34%                2,221   $(1,104)   $(1,409)
State income taxes, net of federal tax benefit       352      (186)      (226)
Other, net                                            11        13        (11)
                                                   -----   -------    -------
Total income tax provision (benefit)               2,584   $(1,277)   $(1,646)
                                                   =====   =======    =======

     The Company's deferred income tax assets (liabilities) are as follows:

(Dollars in Thousands)                                                      JUNE 30,
                                                                    ----------------------
                                                                        2001       2000
Net operating loss carryforwards                                                 $ 2,112
Bad debt reserves, net                                                $   794        520
Unrealized (gain) loss on securities available for sale included in
  accumulated other comprehensive income                                 (439)       173
Unrealized gain on securities held for trading                            709       (505)
Differences in income recognition on investments                         (312)      (246)
Property and equipment                                                   (102)
Other, net                                                               (118)        35
                                                                      -------    -------
Deferred income taxes, net                                            $   532    $ 2,089
                                                                      =======    =======





     Retained earnings at June 30, 2001 and 2000 includes approximately $3 million of income that has not been subject to tax because of deductions for bad debts allowed for federal income tax purposes. Deferred income taxes have not been provided on such bad debt deductions since the Company does not intend to use the accumulated bad debt deductions for purposes other than to absorb loan losses. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal income taxes may be imposed on such amounts at the then current corporation income tax rate.

     In August 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of the act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the IRC. The provision requires thrifts to recapture any reserve accumulated after 1987 but forgives taxes owed on reserves accumulated prior to 1988. The Bank delayed the timing of this recapture for taxable years 1998 and 1997 as certain residential loan test requirements were met. The six-year recovery period for the excess reserves began in taxable year 1999. The adoption of the act did not have a material adverse effect on the Company's consolidated financial position.

11.  REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures that have been established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, currently requires that the Bank maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total risk-based capital (as defined) of 8%. The Bank is also subject to prompt corrective action capital requirement regulations set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum capital amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

     As of June 30, 2001, the most recent notification from the OTS categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

(Dollars in Thousands)                                                                                        TO BE CATEGORIZED
                                                                                                             AS "WELL CAPITALIZED"
                                                                                                                 UNDER PROMPT
                                                                                   FOR CAPITAL                CORRECTIVE ACTION
                                                             ACTUAL             ADEQUACY PURPOSES                 PROVISIONS
                                                     ---------------------  ---------------------------   --------------------------
                                                      AMOUNT        RATIO       AMOUNT        RATIO          AMOUNT        RATIO
AS OF JUNE 30, 2001:
Tangible capital (to total assets)                    $30,164         7.39%     $ 6,117        1.50%           N/A          N/A
Core capital (to total assets)                         30,164         7.39       16,312        4.00            N/A          N/A
Total risk-based capital (to risk weighted assets)     32,304        11.87       21,780        8.00          $27,226       10.00%
Tier I risk-based capital (to risk weighted assets)    30,164        11.08         N/A          N/A           16,335        6.00
Tier I leverage capital (to average assets)            30,164         7.40         N/A          N/A           20,390        5.00

AS OF JUNE 30, 2000:
Tangible capital (to total assets)                    $28,735         6.62%     $ 6,514        1.50%           N/A          N/A
Core capital (to total assets)                         28,735         6.62       17,371        4.00            N/A          N/A
Total risk-based capital (to risk weighted assets)     30,143        12.64       19,085        8.00          $23,857       10.00%
Tier I risk-based capital (to risk weighted assets)    28,735        12.04         N/A          N/A           14,314        6.00
Tier I leverage capital (to average assets)            28,735         6.62         N/A          N/A           21,713        5.00






12.  EMPLOYEE BENEFIT PLANS

     PROFIT-SHARING PLAN - The Company had a qualified noncontributory profit-sharing plan for all eligible employees through June 30, 2000. The plan provided for contributions by the Company in such amounts as its Board of Directors annually determined. Contributions charged to expense for the years ended June 30, 2000 and 1999 were $49,000, and $99,000, respectively. During the year ended June 30, 2001 the profit-sharing plan was rolled into the new 401(k) plan.

     401(k) PLAN - The Company established a 401(k) plan effective January 1, 2001. This plan replaces the profit-sharing plan which was rolled over into the new 401(k) plan. The Company's discretionary and matching contributions that were charged to expense for the year ended June 30, 2001 were $45,000.

     STOCK OPTIONS - The Company has granted stock options to existing stockholders, officers, directors and other affiliated individuals to purchase shares of the Company's stock at prices at least equal to the fair value of the stock on the date of the grant. The options are nontransferable and are forfeited upon termination of employment, as applicable. Awarded options vest at a rate of 20% per year. At June 30, 2001, all outstanding stock options were exercisable up to December 2010. The following is an analysis of stock option activity for each of the three years in the period ended June 30, 2001 and the stock options outstanding at the end of the respective years:

                                                                      YEARS ENDED JUNE 30,
                                                   ----------------------------------------------------------
                                                         2001                2000                 1999
                                                   -----------------   ------------------   -----------------
                                                            WEIGHTED             WEIGHTED           WEIGHTED
                                                             AVERAGE             AVERAGE             AVERAGE
                                                    SHARES    PRICE    SHARES     PRICE     SHARES    PRICE

Outstanding, beginning of fiscal year              153,700  $   9.16   102,200  $   10.57   60,000  $   11.33
Granted                                             65,750      6.00    62,000       7.02   43,000       9.52
Forfeited or expired                                (9,550)     8.95   (10,500)     10.29     (800)     10.00
                                                   -------  --------   -------  ---------  -------  ---------
Outstanding, end of fiscal year                    209,900  $   8.18   153,700  $    9.16  102,200  $   10.57
                                                   =======  ========   =======  =========  =======  =========
Options exercisable at end of fiscal year           64,190  $   9.98    37,230  $   10.75   20,290  $   10.98
                                                   =======  ========   =======  =========  =======  =========




     As of June 30, 2001, options outstanding have exercise prices between $5.75 and $12.50 and a weighted average remaining contractual life of 8.1 years.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the options; accordingly, since the grant price of the stock options is at least 100% of the fair value at the date of the grant, no compensation expense has been recognized by the Company in connection with the option grants. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plan consistent with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) per share would have been the pro forma amounts indicated below:

(Dollars in Thousands, except per share data)                                YEARS ENDED JUNE 30,
                                                         -----------------------------------------------------------------
                                                                2001                  2000                   1999

Net income (loss):
  As reported                                                 $ 3,202                $(1,879)               $(2,455)
  Pro forma                                                   $ 3,157                $(1,910)               $(2,482)

Basic income (loss) per share:
  As reported                                                 $  1.02                $ (0.59)               $ (0.76)
  Pro forma                                                   $  1.01                $ (0.60)               $ (0.77)

Diluted income (loss) per share:
  As reported                                                 $  1.02                $ (0.59)               $ (0.76)
  Pro forma                                                   $  1.01                $ (0.60)               $ (0.77)




     The weighted average fair value of options granted was $1.71, $1.99 and $1.69 in fiscal years 2001, 2000 and 1999, respectively. The fair value of the option grants is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yields ranging from 0% to 2.09%, risk-free interest rates ranging from 4.38% to 6.76%, expected volatilities ranging from 15.80% to 28.63% and expected lives of five years. The pro forma amounts are not representative of the effects on reported net income for future years.

     EMPLOYEE STOCK OWNERSHIP PLAN - The Company has an Employee Stock Ownership Plan (ESOP) for all eligible employees of the Company, the Bank and HWM. Employees who have been credited with at least 1,000 hours of service during a twelve-month period are eligible to participate in the ESOP. During the 2000 fiscal year, the ESOP purchased 7,250 shares at a price of $5.75 per share. These shares have been allocated to eligible employees. During the 1999 fiscal year, the ESOP purchased

     22,674 shares at prices ranging from $8.06 to $9.63 per share, which have been allocated to eligible employees. The ESOP did not purchase any shares in fiscal 2001. Contributions are allocated to eligible employees based on their eligible compensation as defined in the ESOP Agreement. Gross compensation expense (i.e. the value of shares contributed or committed to be contributed to the ESOP by the Company) for fiscal years 2001, 2000 and 1999 was $0, $49,000 and $121,000, respectively.

13.  RISK MANAGEMENT ACTIVITIES

     The Bank closely monitors the sensitivity of its balance sheet and income statement to potential changes in the interest rate environment. Derivative financial instruments such as interest rate swaps, caps, floors, collars, futures, and options are used on an aggregate basis to protect the trading portfolio and certain liabilities from adverse rate movements. The Bank's objective, with regard to managing interest rate risk, is to maintain at an acceptably low level the sensitivity to rising or falling rates of its market value of portfolio equity.

     INTEREST RATE SWAPS are contracts in which the parties agree to exchange fixed and floating rate payments for a specified period of time on a specified (notional) amount. The notional amount is only used to calculate the amount of the periodic interest payments to be exchanged, and does not represent the amount at risk. The Bank uses swaps to modify the effective duration of various assets and liabilities. The floating rates are generally indexed to the three-month London Interbank Offered Rates (LIBOR).

     INTEREST RATE CAPS AND FLOORS are instruments in which the writer (seller) agrees to pay the holder (purchaser) the amount that an agreed-upon index is above or below the specified cap or floor rate, respectively, times the notional amount. In return for this promise of future payments, the purchaser pays a premium to the seller. The notional amount is never exchanged between the two parties and does not represent the amount at risk. The Bank purchases interest rate caps and floors to reduce the impact of rising or falling interest rates on the market value of its trading portfolio. The interest rate caps and floors generally have indexes equal to one or three month LIBOR.

     The Bank is a party to an INTEREST RATE COLLAR which also is used to manage interest rate risk in the trading portfolio. The interest rate collar consists of an interest rate cap held by the Bank and an interest rate floor written by the Bank. The notional amount of the interest rate collar is based on the balance in the collection accounts of certain Merrill Lynch collateralized mortgage obligation trusts.

     INTEREST RATE FUTURES CONTRACTS are commitments to either purchase or sell designated instruments at a future date for a specified price. Initial margin requirements are met in cash or other instruments, and changes in the contract values are settled in cash daily. The Bank enters into futures contracts when these instruments are economically advantageous to interest rate swaps, caps and floors. The Bank uses primarily Eurodollar contracts which are structured in calendar quarter increments and therefore result in a much larger notional amount than longer maturity swap, cap or floor contracts which represent a series of quarterly repricings.

     FINANCIAL OPTIONS are contracts which grant the purchaser, for a premium payment, the right to either purchase from or sell to the writer a specified financial instrument under agreed-upon terms. Financial options to buy or sell securities are typically traded in standardized contracts on organized exchanges. The Bank purchases financial options to reduce the risk of the written financial options embedded in mortgage related assets.

     CASH RESTRICTIONS - The Bank maintained $999,000 at June 30, 2000, in U.S. Treasury Securities, which are considered cash equivalents, as a deposit with a broker for its futures activities. The Bank had no restrictions on its cash and cash equivalents at June 30, 2001.

     CREDIT RISK - The Bank is dedicated to managing credit risks associated with hedging activities. The Bank maintains trading positions with a variety of counterparties or obligors ("counterparties"). To limit credit exposure arising from such transactions, the Bank evaluates the credit standing of counterparties, establishes limits for the total exposure to any one counterparty, monitors exposure against the established limits and monitors trading portfolio composition to manage concentrations. In addition, the Bank maintains qualifying netting agreements with its counterparties and records gains and losses on derivative financial instruments net in the trading portfolio.

     The Bank's exposure to credit risk from derivative financial instruments is represented by the fair value of instruments. Credit risk amounts represent the replacement cost the Bank could incur should counterparties with contracts in a gain position completely fail to perform under the terms of those contracts and any collateral underlying the contracts proves to be of no value to the Bank. Counterparties are subject to the credit approval and credit monitoring policies and procedures of the Bank. Certain instruments require the Bank or the counterparty to maintain collateral for all or part of the exposure. Limits for exposure to any particular counterparty are established and monitored. Notional or contract amounts indicate the total volume of transactions and significantly exceed the amount of the Bank's credit or market risk associated with these instruments.

     The following positions are included in the Bank's trading portfolio and are thus reported in the financial statements at current fair value.

(Dollars in Thousands)                                                 JUNE 30, 2001
                                       ---------------------------------------------------------------------------------------------
                                        CONTRACT OR       ESTIMATED
                                         NOTIONAL         FAIR VALUE                        WEIGHTED AVERAGE INTEREST RATE
                                                     ---------------------     -----------------------------------------------------
                                          AMOUNT       ASSET   LIABILITY         PAYABLE     RECEIVABLE       CAP         FLOOR

Interest rate collar                       $ 255       $ 7        N/A             6.57 %        3.86 %        10.25         5.25




(Dollars in Thousands)                                                     JUNE 30, 2000
                                       ---------------------------------------------------------------------------------------------
                                         CONTRACT OR       ESTIMATED
                                          NOTIONAL         FAIR VALUE                     WEIGHTED AVERAGE INTEREST RATE
                                                       ----------------------     --------------------------------------------------
                                           AMOUNT        ASSET    LIABILITY         PAYABLE     RECEIVABLE       CAP         FLOOR
Interest rate swaps:
  Pay fixed rate                          $   5,000                 $ 18            6.58 %        6.28 %        N/A          N/A
Interest rate collar                            343      $   2                      6.57 %        6.23 %        10.25         5.25
Futures                                     516,000                   41             N/A           N/A          N/A          N/A
Swaptions                                    15,000        113                       N/A           N/A          N/A          N/A
                                          ---------      -----      ----
                                          $ 536,343      $ 115      $ 59
                                          =========      =====      ====

(Dollars in Thousands)                                       YEARS ENDED JUNE 30,
                                       --------------------------------------------------------------
                                                  2001                             2000
                                       -----------------------------   ------------------------------
                                                 MONTHLY                         MONTHLY
                                                 AVERAGE                         AVERAGE
                                                FAIR VALUE                      FAIR VALUE
                                       -----------------------------   ------------------------------
                                           ASSET        LIABILITY           ASSET        LIABILITY

Interest rate swaps:
  Pay fixed rate                                                                           $  (9)
Interest rate collar                        $ 4          N/A                $   3
Futures                                                                                      190
Swaptions                                                                     184
                                            ---                             -----          -----
                                            $ 4                             $ 187          $ 181
                                            ===                             =====          =====



     The following table shows the various components of the Company's recorded net gain on its trading portfolio. All realized and unrealized gains and losses are reported as other income in the statement of operations. The periodic exchanges of interest payments and the amortization of premiums paid for contracts are accounted for as adjustments to the yields, and are reported on the statements of operations as interest income.

(Dollars in Thousands)                    YEARS ENDED JUNE 30, 2001
                                  -----------------------------------------
                                    REALIZED    UNREALIZED   NET TRADING
                                     GAINS/       GAINS/       GAINS/
                                    (LOSSES)     (LOSSES)     (LOSSES)

Interest rate contracts:
  Swaps                             $   596      $   214      $   810
  Caps                                1,000                     1,000
  Collar                                               6            6
  Futures                              (325)          41         (284)
  Swaptions                             (48)          68           20
                                    -------      -------      -------
Total                                 1,223          329        1,552
MBS and other trading assets          1,519        1,017        2,536
                                    -------      -------      -------
Total trading portfolio             $ 2,742      $ 1,346      $ 4,088
                                    =======      =======      =======

(Dollars in Thousands)                   YEARS ENDED JUNE 30, 2000
                                   --------------------------------------
                                     REALIZED   UNREALIZED   NET TRADING
                                      GAINS/      GAINS/       GAINS/
                                     (LOSSES)    (LOSSES)     (LOSSES)

Interest rate contracts:
  Swaps                              $   129     $   192      $   321
  Caps                                  (746)        596         (150)
  Floors                              (1,008)                  (1,008)
  Collar                                              (1)          (1)
  Futures                              2,667       1,570        4,237
  Swaptions                              (43)        (99)        (142)
                                     -------     -------      -------
Total                                    999       2,258        3,257
MBS and other trading assets          (5,497)      1,235       (4,262)
                                     -------     -------      -------
Total trading portfolio              $(4,498)    $ 3,493      $(1,005)
                                     =======     =======      =======



(Dollars in Thousands)                   YEARS ENDED JUNE 30, 1999
                                   ----------------------------------------
                                     REALIZED    UNREALIZED   NET TRADING
                                      GAINS/      GAINS/       GAINS/
                                     (LOSSES)    (LOSSES)     (LOSSES)

Interest rate contracts:
  Swaps                              $    13     $   222      $   235
  Caps                                             1,000        1,000
  Floors                                            (469)        (469)
  Collar                                              60           60
  Futures                              4,591      (1,354)       3,237
  Options                                             48           48
                                     -------     -------      -------
Total                                  4,604        (493)       4,111
MBS and other trading assets             144      (5,909)      (5,765)
                                     -------     -------      -------
Total trading portfolio              $ 4,748     $(6,402)     $(1,654)
                                     =======     =======      =======



     The following table sets forth the maturity distribution and weighted average interest rates of financial instruments used on an aggregate basis to protect the trading portfolio from adverse rate movements at June 30, 2001.

(Dollars in Thousands)
Interest rate collar
  Notional amount                               $  255
  Weighted average cap rate                      10.25 %
  Weighted average floor rate                     5.25 %

Maturities during fiscal years ending June 30, 2006


     At June 30, 2000, one of the interest rate swaps was used to modify the interest rate sensitivity of certain certificates of deposit issued by the Bank. These certificates of deposit, called inverse variable rate CDs, adjust according to a formula in such a way as to pay a higher rate of interest when the index falls, and a lower rate of interest when the index rises. As of June 30, 2001 and 2000, the Bank held approximately

     $1.9 million and $2.7 million of inverse variable rate CDs, with original terms to maturity ranging from three to ten years. In 2000, the Bank utilized the interest rate swap to convert the inverse variable rate certificates of deposit effectively to fixed rate deposits. The interest rate swap protects the Bank against the exposure to falling interest rates inherent in these CDs. There was no swap contract in place at June 30, 2001.

     In addition, the Bank also has interest rate swaps which are used to modify the interest rate sensitivity of a portion of the Bank's short-term LIBOR correlated borrowings, which include short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advances. As of June 30, 2001, these swaps had a total notional amount of $60 million. The repricing characteristics of the Bank's short-term borrowings are similar in nature to those of the related interest rate swap instruments. The short term borrowings reach their maturities before the maturities of the matched interest rate swaps; however, it is the Bank's intent to consistently maintain such short term LIBOR correlated borrowings in the normal course of business which will be designated against these specific interest rate swaps.

     During the year ended June 30, 2001, the Company terminated $93.0 million of caps and swaps.

     As a result of the extinguishment of short-term liabilities associated with the terminated swaps and caps, certain hedged transactions were deemed by management to be no longer probable of occurring. In accordance with SFAS 133, amounts relating to hedged transactions which were no longer probable of occurring were reclassed to earnings, and all other gains/losses were deferred.

     At June 30, 2001 the Bank had no interest rate caps on its short-term LIBOR correlated borrowings. As of June 30, 2000, the Bank held three 6% and one 7% interest rate caps which were used to effectively cap the interest rates on a portion of the Company's short-term LIBOR correlated borrowings, which include short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advances. As of June 30, 2000, the caps had a total notional amount of $90 million and reprice based on the three month LIBOR. The repricing characteristics of the Company's short-term borrowings are similar in nature to those of the related interest rate cap agreements.

     Due to the implementation of SFAS 133 as of July 1, 2000, the fair values of derivatives are reflected on the Company's balance sheet as other assets or other liabilities. For the year ended June 30, 2000, the fair values of the following interest rate swaps and interest rate caps are not reflected in the Company's financial statements. The periodic exchanges of interest payments and the net expense of the interest rate caps are included in interest expense in the statements of operations.

(Dollars in Thousands)                                             JUNE 30, 2000
                                 ------------------------------------------------------------------------------------
                                  CONTRACT OR                                              WEIGHTED AVERAGE
                                    NOTIONAL                      FAIR VALUE                 INTEREST RATE
                                     AMOUNT        ASSET          LIABILITY             PAYABLE       RECEIVABLE
Interest rate swaps:
  Pay fixed rate                   $35,000        $ 1,929            N/A                  6.03 %          6.64 %
Interest rate caps                  90,000          5,124            N/A                  N/A             6.83

     The following table sets forth the maturity distribution and weighted average interest rates of the interest rate swaps used to fix a portion of the Bank's LIBOR correlated borrowings which include short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advance as of June 30, 2001:


MATURITIES DURING FISCAL
     YEARS ENDING JUNE 30,                  2002         2003           2004            2005             2006          THEREAFTER

Interest rate swaps-pay fixed rate
  Notional amount                                                       $15,000                        $ 10,000         $ 35,000
  Weighted average payable rate                                            6.10 %                          6.48 %           6.51 %
  Weighted average receivable rate                                         4.11 %                          3.99 %           3.96 %


14.  COMMITMENTS

     The Bank is a party to commitments to extend credit as part of its normal business operations to meet the financing needs of its customers. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contract amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with credit risk.

     The following table sets forth the Bank's loan commitments whose contract amounts represent credit risk and the applicable range of interest rates for such loan commitments.


(DOLLARS IN THOUSANDS)                                                         JUNE 30,
                                               ----------------------------------------------------------------------
                                                             2001                              2000
                                               -------------------------------   ------------------------------------
                                                                   INTEREST                           INTEREST
                                                    AMOUNT          RATES           AMOUNT              RATES

One to four family real estate-fixed rate           $    394      6.38%-7.50%      $ 1,379            7.63%-8.63%
Commercial loans-fixed rate                                                            126            9.00%
Commercial loans-adjustable rate                      13,804      6.75%-11.00%       7,025            9.50%-11.00%
                                                    --------                       -------
                                                    $ 14,198                       $ 8,530
                                                    ========                       =======


     At June 30, 2001, the Company was obligated under noncancelable leases for buildings. Several of these leases contain renewal options and escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses or proportionately adjusted for increases in the consumer price indices or other basis.

      The following summary reflects the future minimum rental payments, by fiscal year, required under operating leases that have remaining noncancelable lease terms in excess of one year as of June 30, 2001:

YEAR ENDED JUNE 30,
(Dollars in Thousands)

2002                                                      $  297
2003                                                         299
2004                                                         289
2005                                                         218
2006                                                         216
2007 and thereafter                                        1,534
                                                          ------
Total minimum payments                                    $2,853
                                                          ======



     Rental expense under operating leases for fiscal years 2001, 2000 and 1999 was $281,000, $320,000 and $292,000, respectively.

15.  RELATED PARTY TRANSACTIONS

     The Company has contracted with Smith Breeden Associates, Inc. ("SBA") to provide investment advisory services and interest rate risk analysis. Certain stockholders and directors of HFG are also principals of SBA. The amount of consulting expense relating to SBA for fiscal years ending June 30, 2001, 2000 and 1999 was $270,000, $276,000 and $301,000 respectively.
     SBA has a commercial loan outstanding with the Bank at June 30, 2001, see
     Note 3.

16.  STOCKHOLDERS' EQUITY AND REGULATORY MATTERS

     LIQUIDATION ACCOUNT - On July 10, 1985, the Bank converted from a federally chartered mutual association to a federally chartered stock association through the issuance of 463,173 shares of common stock ($1 par value) at a price of $8 per share. From the proceeds, $463,000 was allocated to capital stock at the par value of $1 per share and $2,919,000, which is net of conversion costs of $324,000, was allocated to additional paid-in-capital.

     The Bank established a special liquidation account (in memorandum form) in an amount equal to its total retained earnings as of June 1, 1984 for the purpose of granting to eligible savings account holders a priority in the event of future liquidation. In the event of future liquidation of the converted institution (and only in such event), an eligible account holder who continues to maintain his savings account shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased in an amount proportionately corresponding to decreases in the savings accounts of eligible account holders on each subsequent annual determination date.

     DIVIDEND RESTRICTIONS - Regulations provide that the Bank may not declare or pay a cash dividend on or repurchase any of its stock if the result thereof would be to reduce the consolidated stockholders' equity of the Bank below the amount required for the liquidation account (as defined by regulations). Under the capital distribution regulations of the OTS, the Bank, as a "Tier 1" institution, is permitted to make capital distributions during a calendar year up to one hundred percent of its net income to date from the current calendar year plus the prior two calendar years. Under this limitation, as of June 30, 2001, the Bank would be required to file an application with the OTS for any proposed capital distribution.

     RESERVE REQUIREMENTS - As of June 30, 2001, the Bank was not required to maintain reserve balances with the Federal Reserve Bank.

17.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments:


(Dollars in Thousands)                                                 JUNE 30,
                                                       ------------------------------------------
                                                               2001                 2000
                                                       --------------------  --------------------
                                                        CARRYING     FAIR     CARRYING     FAIR
                                                          VALUE      VALUE      VALUE      VALUE

ASSETS:
  Cash                                                  $  1,895   $  1,895   $  2,314   $  2,314
  Interest-bearing deposits                                8,768      8,768     22,007     22,007
  Securities held for trading                              3,495      3,495     53,852     53,852
  Securities available for sale                           51,039     51,039     64,052     64,052
  Securities held to maturity                                 27         27      3,857      3,875
  Loans receivable, net                                  329,222    329,377    270,970    261,500
  Interest receivable                                      2,264      2,264      2,186      2,186
  Federal Home Loan Bank stock                             4,878      4,878      4,878      4,878
  Interest rate swaps                                        372        372        N/A        N/A

LIABILITIES:
  Deposits                                               323,324    321,642    361,241    356,200
  Securities sold under agreements to repurchase          35,675     35,676     28,038     28,036
  Federal Home Loan Bank advances                         11,000     10,997      7,000      7,000
  Interest payable on securities sold under
    agreements to repurchase                                  51         51          5          5
  Other interest payable                                   1,669      1,669      2,360      2,360
  Note payable                                            12,995     12,995     12,995     12,995
  Advance payments by borrowers for taxes and insurance      696        696        746        746
  Interest rate swaps                                      2,014      2,014        N/A        N/A

OFF BALANCE SHEET HEDGING INSTRUMENTS:
  Interest rate swaps                                        N/A        N/A        N/A      1,929
  Interest rate caps                                         N/A        N/A      2,606      5,124




     The estimated fair value amounts are determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     CASH, INTEREST-BEARING DEPOSITS, INTEREST RECEIVABLE AND PAYABLE, ADVANCE PAYMENTS BY BORROWERS FOR TAXES AND INSURANCE AND NOTE PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair value.

     LOANS RECEIVABLE - The fair value of loans receivable is estimated by discounting future cash flows at market interest rates for loans of similar terms and maturities, taking into consideration repricing characteristics and prepayment risk.

        SECURITIES HELD FOR TRADING consist of mortgage-backed securities, collateralized mortgage obligations, residuals, interest-only strips, principal-only strips, interest rate swaps, an interest rate collar, interest rate caps, interest rate floors, options, futures and equity securities. Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated by using quoted market prices for similar securities or by discounting future cash flows at a risk adjusted spread to Treasury.

        FEDERAL HOME LOAN BANK STOCK - The fair value is estimated to be the carrying value which is par. All transactions in the capital stock of the Federal Home Loan Bank of Indianapolis are executed at par.

        INTEREST RATE SWAPS - Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated by using quoted market prices for similar securities or by discounting future cash flows at a risk adjusted spread to Treasury.

        DEPOSITS - The fair value of NOW, DDA, savings and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates is estimated using rates currently offered for deposits of similar remaining maturities.

        SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - Fair values are based on the discounted value of contractual cash flows using dealer quoted rates for agreements of similar terms and maturities.

        FEDERAL HOME LOAN BANK ADVANCES - The fair value is estimated by discounting future cash flows using rates currently available to the bank for advances of similar maturities.

        OFF BALANCE SHEET HEDGING INSTRUMENTS consist of interest rate swaps and interest rate caps used to modify the interest rate sensitivity of certain certificates of deposit and a portion of the Bank's LIBOR correlated short-term borrowings, including short-term deposits, securities sold under agreements to repurchase and the Federal Home Loan Bank advances. Fair values are based on quoted market prices or dealer quotes. Where such quotes are not available, fair value is estimated by using quoted market prices for similar securities or by discounting future cash flows at a risk adjusted spread to Treasury. With the adoption of SFAS 133 on July 1, 2000 these instruments are now carried on the balance sheet at fair values.

        COMMITMENTS - The estimated fair value of commitments to originate fixed-rate loans is determined based on the fees currently charged to enter into similar agreements and the difference between current levels of interest rates and the committed rates. Based on that analysis, the estimated fair value of such commitments is a reasonable estimate of the loan commitments at par.

        The fair value estimates presented herein are based on information available to management as of June 30, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since such dates, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.     SEGMENT INFORMATION

        The Company's principal business lines include community banking in the Indiana, Kansas, and North Carolina markets, investment activities, including treasury management, and other activities. The community banking segment provides a full range of deposit products as well as mortgage, consumer and commercial loans. The investment segment is comprised of the Company's held for trading and available for sale securities, as well as the treasury management function.

        Results of operations and asset information by operating segment are presented below for the fiscal years ended June 30, 2001 and 2000. No comparative segment information is available for prior years. The financial information for each operating segment is reported on the basis used internally by the Company's management to evaluate performance and allocate resources.

        The measurement of the performance of the operating segments is based on the management and corporate structure of the Company and is not necessarily comparable with similar information for any other financial institution. The information presented is also not necessarily indicative of the segments' asset size and results of operations if they were independent entities.

      SEGMENT INFORMATION                                           YEAR ENDED JUNE 30, 2001
                                    ------------------------------------------------------------------------------------
     (Dollars in Thousands)                COMMUNITY BANKING
                                    ---------------------------------
                                                             NORTH
                                    INDIANA      KANSAS     CAROLINA     INVESTMENTS      HWM       OTHER        TOTAL
Net interest income (1)             $  5,694     $ 2,236     $ 1,020       $ 1,907       $   95    $(1,166)       $9,786
Provision for loan losses                413          99         286                                                 798
                                    --------     -------     -------       -------       ------    --------     --------
Net interest income after
  provision loan losses                5,281       2,137         734         1,907           95      (1,166)       8,988

Other operating income                   551         102          21            17          224           3          918
Depreciation expense                     236          60          57             2            9         323          687
Other operating expense                4,371       1,210         994           853          514         241        8,183
                                    --------     -------     -------       -------       ------    --------     --------

CORE BANKING INCOME
  (LOSS) BEFORE TAXES                  1,225         969        (296)        1,069         (204)     (1,727)       1,036

Realized and unrealized gain
  (loss) on securities, net of
 hedging                                  16           5                     2,768          (72)      2,780        5,497
                                    --------     -------     -------       -------       ------    --------     --------
Income (loss) before income
taxes                                  1,241         974        (296)        3,837         (276)      1,053        6,533
Applicable income taxes                  496         389        (118)        1,509         (108)        416        2,584
                                    --------     -------     -------       -------       ------    --------     --------

NET INCOME (LOSS) BEFORE
  MINORITY INTEREST                      745         585        (178)        2,328         (168)        637        3,949
Minority interest, net of taxes                                                                          82           82
                                    --------     -------     -------      -------       ------    --------     --------

Net income (loss) before
  cumulative effect of
accounting
  change                                 745         585        (178)        2,328         (168)        719        4,031
Cumulative effect of adoption
  of SFAS 133, net of income
tax                                        -           -           -          (829)           -           -         (829)
                                    --------     -------     -------       -------       ------    --------     --------

NET INCOME (LOSS)                   $    745     $   585     $  (178)      $ 1,499       $ (168)   $    719     $  3,202
                                    ========     =======     =======       =======       ======    ========     ========

Identifiable assets                 $233,672     $65,773     $36,792       $67,664       $1,626    $  2,513     $408,040
                                    ========     =======     =======       =======       ======    ========     ========

(1) Interest income is presented net of interest expense

     SEGMENT INFORMATION                                         YEAR ENDED JUNE 30, 2000
                               ---------------------------------------------------------------------------------------
    (Dollars in Thousands)                COMMUNITY BANKING
                               -----------------------------------
                                                          NORTH
                                INDIANA       KANSAS     CAROLINA    INVESTMENTS      HWM         OTHER        TOTAL
Net interest income (1)        $   4,093    $   2,267    $     245    $   1,701    $      88    $     (23)   $   8,371
Provision for loan losses            179          362           49                                     (3)         587
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net interest income after
  provision loan losses            3,914        1,905          196        1,701           88          (20)       7,784

Other operating income               643           49            3            6          106           18          825
Depreciation expense                 316           61           55            4            8          351          795
Other operating expense            4,590        1,362        1,025          876          494          485        8,832
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------

CORE BANKING INCOME
  (LOSS) BEFORE TAXES               (349)         531         (881)         827         (308)        (838)      (1,018)

Realized and unrealized loss
on
  securities, net of hedging      (1,096)         (47)                   (1,025)                      (62)      (2,230)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------
Loss before income taxes          (1,445)         484         (881)        (198)        (308)        (900)      (3,248)
Applicable income taxes             (549)         193         (340)         (44)        (121)        (416)      (1,277)
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------

NET LOSS BEFORE
  MINORITY INTEREST                 (896)         291         (541)        (154)        (187)        (484)      (1,971)
Minority interest, net of
taxes                                                                                                  92           92
                               ---------    ---------    ---------    ---------    ---------    ---------    ---------

NET LOSS                       $    (896)   $     291    $    (541)   $    (154)   $    (187)   $    (392)   $  (1,879)
                               =========    =========    =========    =========    =========    =========    =========

Identifiable assets            $ 127,264    $  54,471    $  11,510    $ 148,651    $   1,760    $  91,536    $ 435,192
                               =========    =========    =========    =========    =========    =========    =========

(1) Interest income is presented net of interest expense

                                                      YEAR ENDED JUNE 30, 1999
                                  -------------------------------------------------------------
                                          COMMUNITY BANKING
                                  -----------------------------------
        SEGMENT INFORMATION
       (Dollars in Thousands)      INDIANA      KANSAS     INVESTMENTS     OTHER        TOTAL
Net interest income (1)           $   3,826    $     748    $   1,504    $       3    $   6,081
Provision for loan losses               192          318                         1          511
                                  ---------    ---------    ---------    ---------    ---------
Net interest income after
  provision loan losses               3,634          430        1,504            2        5,570

Other operating income                  343            8            9           73          433
Depreciation expense                    439           70           30           11          550
Other operating expense               5,129        1,244          955          622        7,950
                                  ---------    ---------    ---------    ---------    ---------

CORE BANKING INCOME
  (LOSS) BEFORE TAXES                (1,591)        (876)         528         (558)      (2,497)

Realized and unrealized loss on
  securities, net of hedging            (10)          (1)      (1,636)                   (1,647)
                                  ---------    ---------    ---------    ---------    ---------
Loss before income taxes             (1,601)        (877)      (1,108)        (558)      (4,144)
Applicable income taxes                (636)        (348)        (441)        (221)      (1,646)
                                  ---------    ---------    ---------    ---------    ---------

NET LOSS BEFORE
  MINORITY INTEREST                    (965)        (529)        (667)        (337)      (2,498)
Minority interest, net of taxes                                                 43           43
                                  ---------    ---------    ---------    ---------    ---------

NET LOSS                          $    (965)   $    (529)   $    (667)   $    (294)   $  (2,455)
                                  =========    =========    =========    =========    =========

Identifiable assets               $ 219,607    $  42,851    $ 198,672    $  10,209    $ 471,339
                                  =========    =========    =========    =========    =========

(1) Interest income is presented net of interest expense

19.     HARRINGTON FINANCIAL GROUP, INC. FINANCIAL INFORMATION (PARENT COMPANY
        ONLY)

        The following condensed balance sheets as of June 30, 2001 and 2000, and condensed statements of operations and cash flows for the three years in the period ended June 30, 2001 for Harrington Financial Group, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

CONDENSED BALANCE SHEETS                                            JUNE 30,
                                                              --------------------
(Dollars in Thousands)                                          2001        2000
ASSETS
Cash and cash equivalents                                     $    629    $    215
Securities held for trading                                                     11
Deferred income taxes, net                                       2,193       1,533
Income taxes receivable                                                         28
Other assets                                                       135          21
Intercompany receivable                                             33           1
Investment in subsidiary                                        28,910      27,623
                                                              --------    --------
TOTAL ASSETS                                                  $ 31,900    $ 29,432
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Note payable                                                  $ 12,995    $ 12,995
Accrued expenses payable and other liabilities                     179         180
                                                              --------    --------
           Total liabilities                                    13,174      13,175
                                                              --------    --------

Common stock                                                       425         425
Additional paid-in capital                                      16,909      16,946
Treasury stock                                                  (2,586)     (2,488)
Accumulated other comprehensive income (loss), net of taxes       (489)       (268)
Retained earnings                                                4,467       1,642
                                                              --------    --------
           Total stockholders' equity                           18,726      16,257
                                                              --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 31,900    $ 29,432
                                                              ========    ========

CONDENSED STATEMENTS OF OPERATIONS                                JUNE 30,
                                                        -----------------------------
(Dollars in Thousands)                                    2001      2000       1999
Interest income from securities held for trading                   $     1    $     2
Interest on deposits                                    $     3          6          3
Other income                                                  3
Gain on sale of securities held for trading                   5         81         21
Unrealized gain (loss) on securities held for trading        (5)       (60)       (35)
                                                        -------    -------    -------
           Total income (loss)                                6         28         (9)
                                                        -------    -------    -------

Interest expense on long-term borrowings                  1,169      1,295      1,109
Salaries and employee benefits                              280        274        294
Other expenses                                              342        158        174
                                                        -------    -------    -------
           Total expenses                                 1,791      1,727      1,577
                                                        -------    -------    -------

Income (loss) before equity in undistributed earnings    (1,785)    (1,699)    (1,586)
Income tax provision (benefit)                             (660)      (673)      (627)
Equity in undistributed earnings of subsidiary            4,327       (853)    (1,496)
                                                        -------    -------    -------
Net income (loss)                                       $ 3,202    $(1,879)   $(2,455)
                                                        =======    =======    =======

CONDENSED STATEMENTS OF CASH FLOWS                                      YEARS ENDED JUNE 30,
                                                                    -----------------------------
(Dollars in Thousands)                                                2001       2000      1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ 3,202    $(1,879)   $(2,455)
  Adjustments to reconcile net loss to net cash from
    operating activities:
      Net increase (decrease) in assets and liabilities                (119)       230        (91)
      Gain on sale of securities held for trading                        (5)       (81)       (21)
      Unrealized loss on securities held for trading                      5         60         35
      Proceeds from sales of securities held for trading                 11        144         52
      Deferred income tax provision                                    (660)      (679)       (62)
      (Increase) decrease in undistributed earnings of subsidiary    (1,508)     3,853      1,471
                                                                    -------    -------    -------
           Net cash from operating activities                           926      1,648     (1,071)
                                                                    -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other                                                                         (1,000)       500
  Dividends paid on common stock                                       (377)      (384)      (385)
  Purchase of treasury stock                                           (191)      (326)      (784)
  Proceeds from issuance of treasury stock                               56                    73
                                                                    -------    -------    -------
           Net cash from financing activities                          (512)    (1,710)      (596)
                                                                    -------    -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    414        (62)    (1,667)
CASH AND CASH EQUIVALENTS, beginning of year                            215        277      1,944
                                                                    -------    -------    -------
CASH AND CASH EQUIVALENTS, end of year                              $   629    $   215    $   277
                                                                    =======    =======    =======


ITEM 9.         CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE.

        None.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table presents information concerning the directors of the
Company:

-------------------------------------------------------------------------------------------
                                                            Director
                      Name                                    Since                Age

-------------------------------------------------------------------------------------------
Douglas T. Breeden                                            1988                 50
-------------------------------------------------------------------------------------------
Sharon E. Fankhauser                                          1998                 52
-------------------------------------------------------------------------------------------
Michael J. Giarla                                             1988                 43
-------------------------------------------------------------------------------------------
David F. Harper                                               1995                 58
-------------------------------------------------------------------------------------------
John J. McConnell                                             1995                 55
-------------------------------------------------------------------------------------------
Russell Breeden III                                           1998                 52
-------------------------------------------------------------------------------------------
Craig J. Cerny                                                1988                 46
-------------------------------------------------------------------------------------------
Stanley J. Kon                                                1994                 52
-------------------------------------------------------------------------------------------

         The following table presents information concerning the executive officers of the Company or its subsidiaries, all executive officers are elected by a board of directors and serve until their successors are elected and qualified:

--------------------------------------------------------------------------------------------------------------
           Name                           Executive Position                     Terms of Office        Age

--------------------------------------------------------------------------------------------------------------
Craig J. Cerny              President and Chief Executive Officer for the    Since February 1992       46
                            Company and                                      and October 1999,
                            Chief Executive Officer of the Bank              respectively
--------------------------------------------------------------------------------------------------------------
John E. Fleener             Chief Financial Officer, Vice President and      Since June 2000           52
                            Treasurer of Company and Senior Vice President
                            and Chief Financial Officer of Bank
--------------------------------------------------------------------------------------------------------------
Randy J. Collier            President of Harrington Bank Indiana             Since March 2000          41
--------------------------------------------------------------------------------------------------------------
Mark R. Larrabee            President of Harrington Bank Kansas and Chief    Since February 1998       43
                            Commercial Lending Officer of the Bank
--------------------------------------------------------------------------------------------------------------
Lawrence T. Loeser          President of Harrington Bank North Carolina      Since March 1999          49
--------------------------------------------------------------------------------------------------------------
Daniel H. Haglund           Senior Vice President, Treasurer and Chief       Since June 1994 and       51
                            Investment Officer of the Bank                   October 1995
--------------------------------------------------------------------------------------------------------------

        Information concerning the principal positions with the Company and its subsidiaries and principal occupation of each member of the Board and executive officer continuing in office during the past five years is set forth below. No executive officer is related to any director or other executive officer by blood, marriage or adoption with the exception of Dr. Douglas T. Breeden, Chairman of the Company, and Mr. R. Breeden III, a Director of the Company, and President and Director of the Bank, who are brothers. There are no arrangements or understandings between a director of the Company and any other person pursuant to which such person was elected an executive officer.

        Douglas T. Breeden. Dr. Douglas T. Breeden is currently Chairman of the Board of the Company and Chairman of the Board and Chief Executive Officer of Smith Breeden, which he co-founded in June 1982. Dr. Douglas T. Breeden also serves as Chairman of the Board of the Smith Breeden Mutual Funds, and Chairman of the Board of Wyandotte Community Corporation, which owns The Overlook Restaurant, The Leavenworth Inn, and Provisions located in Indiana.

Dr. Breeden is the Dean at Duke University's Fuqua School of Business. Dr. Douglas T. Breeden has also served on business school faculties at Duke University, Stanford University, and the University of Chicago, and as a visiting professor at Duke University, Yale University and Massachusetts Institute of Technology. He is Editor of the Journal of Fixed Income. Dr. Douglas T. Breeden has served as Associate Editor for five journals in financial economics, and was elected to the Board of Directors of the American Finance Association. He has published several well-cited articles in finance and economics journals. Dr. Douglas T. Breeden holds a Ph.D. in Finance from Stanford University Graduate School of Business, and a B.S. in Management Science from Massachusetts Institute of Technology. Dr. Douglas T. Breeden was formerly Chairman of the Board of Roosevelt Financial Group, a $9 billion thrift (acquired by Mercantile Bancorp). He is also the principal investor in Community First Financial Group, Inc. In philanthropic activities, he serves as Chairman of the Breeden Family Foundation and Director of the Fund for Human Possibilities. He is a member of the President's Council of Massachusetts Institute of Technology, and the Founding Grant Society of Stanford University. Dr. Douglas T. Breeden is the brother of Mr. Russell Breeden III.

        Russell Breeden III. Mr. Russell Breeden III has been a Director of the Company and a Director of the Bank since January 1998. In March 2000, Mr. Russell Breeden was elected Vice Chairman of the Bank. From October 1993 through March 2001, Mr. Russell Breeden III was Chairman and Chief Executive Officer of Community First Financial Group, Inc., an Indiana bank holding company that owns 100 percent of English State Bank, English, Indiana, 52.9 percent of Peoples Trust Bank Company, Corydon, Indiana, and 89.5 percent of Peninsula Banking Group, Inc., Redondo Beach, California. Mr. Russell Breeden III is Chairman of the Board of Peoples Trust Bank Company and Peninsula Banking Group, Inc., and Chairman and President of English State Bank. Mr. Russell Breeden III is Chairman of the Board of Bay Cities National Bank, Redondo Beach, California; a subsidiary of Peninsula Banking Group, Inc. He is also a Director of the Indiana Bond Bank, Indianapolis, Indiana, a state agency issuing debt for communities throughout the State of Indiana, and Bettenhausen Motorsports, Inc., a championship auto racing team. After graduating from DePauw University in Greencastle, Indiana, Mr. Russell Breeden III spent 20 years in investment banking at Raffensperger, Hughes & Co., Inc. Indiana's largest investment banking firm. From his entry-level position in 1973, he moved up through management to become Director, President and Chief Executive Officer in 1990. He is a member of the Community Bankers Association of Indiana and the Indiana Bankers Association, and serves on the Finance Council for the Eiteljorg Museum of American Indian and Western Art. Mr. Russell Breeden III is the brother of Dr. Douglas T. Breeden.

        Craig J. Cerny. Since February 1992, Mr. Cerny has been the President of the Company and Chairman of the Board and Chief Executive Officer of the Bank. In October 1999, Mr. Cerny was named Chief Executive Officer of the Company. Prior thereto, Mr. Cerny was the Company's Executive Vice President since 1988 and the Bank's President from July 1994 to January 1998. Mr. Cerny currently serves as the Chairman of the Board and Chief Executive Officer of Harrington West Financial Group, Inc., a $546 million thrift holding company that he founded, and as Director of its wholly owned subsidiary, Los Padres Bank, FSB with offices on the southern and central coast of California. Mr. Cerny is a former Principal, Executive Vice President and Director of Smith Breeden Associates, Inc. ("Smith Breeden"), a company that currently advises, or manages on a discretionary basis, assets exceeding $23 billion, where he was employed from April 1985 to December 1996. Mr. Cerny was active in Smith Breeden's bank consulting and investment advisory practice. Prior to joining Smith Breeden, Mr. Cerny held a number of financial management related positions with Hallmark Cards, Inc. and Pizza Hut Restaurants, Inc. He holds a Master of Business Administration in Finance from Arizona State University, where he graduated with distinction. Mr. Cerny earned a Bachelor of Science in Finance from Arizona State University and was a member of the Honors Convocation.

        Stanley J. Kon. Dr. Kon is a Principal and Director of Smith Breeden Associates, Inc., Director of Research, and Co-Director of the Investment Management Group. Dr. Kon was a Professor of Finance at the University of Michigan from 1982 to June 1999. During this time he served as Chairman of the Finance Department, Director of the J. Ira Harris Center for the Study of Corporate Finance, and a member of the Advisory Board for the Mitsui Life Financial Research Center. Prior to 1982, Dr. Kon served on the faculties of New York University, University of Chicago, and the University of Wisconsin at Madison. He has written extensively in the areas of investment management, performance measurement, asset pricing, statistical models of stock returns, and mortgage-backed securities portfolio risk management. Dr. Kon has also served as a consultant to government, business and financial institutions. Dr. Kon is also a Director of Harrington Bank, Harrington West Financial Group, Inc., and Los Padres Bank, FSB. Dr. Kon holds a Ph.D. in Finance from the State University of New York at Buffalo; a Master of Business Administration in Finance and Economics from St. John's University and a Bachelor of Science in Chemical Engineering from Lowell Technological Institute.

        Sharon E. Fankhauser. Ms. Fankhauser is a Director of Smith Breeden where she has been employed since January 1986. Ms. Fankhauser's primary responsibilities are in the areas of accounting, compliance, and administration. In April 1998, she became a Director of Wyandotte Community Corporation which owns The Overlook Restaurant, The Leavenworth Inn, and Provisions located in Indiana. Prior to joining Smith Breeden, Ms. Fankhauser, a Certified Public Accountant, was employed by Mayer Hoffman McCann, Kansas City, Missouri. She earned a Bachelor of Arts in sociology from Drake University where she was named to Phi Beta Kappa. She concentrated in accounting in the Master of Business Administration program at California State University at Sacramento, where she was elected to Beta Alpha Psi Honor Society. Ms. Fankhauser was awarded the Elijah Watts Sells Award for the top 100 candidates passing the Certified Public Accountant exam.

        Michael J. Giarla. Mr. Giarla is Executive Vice President and Chief Operating Officer of Smith Breeden Associates. As a member of the firm's Executive Committee and Board of Directors, he is primarily involved with management and administrative issues. Mr. Giarla also serves as President of the Smith Breeden Mutual Funds. Formerly, Smith Breeden's Director of Research, he was involved in research and programming, particularly in the development and implementation of models to evaluate and hedge mortgage securities. Before joining Smith Breeden Associates, Mr. Giarla was employed in Goldman Sachs & Company's Equity Strategy Group in New York. He has published a number of articles and book chapters regarding mortgage-backed securities investments, risk management and hedging. He served as an Associate Editor of The Journal of Fixed Income from 1991 until 1992. Mr. Giarla holds a Master of Business Administration with Concentration in Finance from Stanford University Graduate School of Business. He earned a Bachelor of Arts in Statistics, summa cum laude, from Harvard University.

        David F. Harper. Mr. Harper has been Vice President of Harris Harper Counsel, Inc., an investment advisory firm located in Richmond, Indiana, since January 1991. Mr. Harper also has maintained a public accounting practice since October 1990. He previously was a Partner in the Indiana C.P.A. firm of Olive, LLP from October 1978 to October 1990. Mr. Harper has served as a Director of the Bank since 1991. He holds a Bachelor of Business Administration in Accounting, magna cum laude, from the University of Cincinnati.

        John J. McConnell. Dr. McConnell is the Emanuel T. Weiler Distinguished Professor of Management at the Krannert School of Management, Purdue University where he has been a faculty member since 1976. Dr. McConnell currently serves as Director of Harrington West Financial Group, Inc. and its wholly owned subsidiary, Los Padres Bank, FSB. He served on the Board of Directors of the Federal Home Loan Bank of Indianapolis from 1983 to 1986 and has been a consultant for various government agencies, trade associations, law firms, and corporations. Dr. McConnell has authored numerous publications on topics related to financial institutions and financial markets. Dr. McConnell holds a Ph.D. in Finance from Purdue University and a Master of Business Administration in Finance and Accounting from the University of Pittsburgh. He received his undergraduate degree in Economics from Denison University.

        Randy J. Collier. Mr. Collier was hired as Senior Vice President and Manager of the Commercial Lending Division for the Indiana Region of the Bank since August 1999. Mr. Collier was subsequently promoted to President of the Indiana Region of the Bank in March 2000. His primary duties involve oversight of all functions of the retail, mortgage lending, consumer lending and commercial lending functions for the Bank's Indiana market. Mr. Collier also serves on the Bank's Commercial Loan Committee and Community Reinvestment Act Committee. Prior to joining the Bank, Mr. Collier worked for 18 years as a middle-market and large corporate lender in the Indianapolis market with National City Bank. Mr. Collier received a Bachelor of Finance from Indiana University. Mr. Collier is a Trustee for the Crohn's and Colitis Foundation of America and serves on the School Commission for St. Simon School in Indianapolis.

        John E. Fleener. Mr. Fleener was hired as Vice President and Principal Finance and Accounting Officer of the Bank and the Company on June 14, 1999. In June 2000, he was elected Chief Financial Officer of the Company. He holds a Bachelor of Science in Accounting from Indiana University and is a Certified Public Accountant. Mr. Fleener has over twenty eight years experience in the banking industry with extensive expertise in accounting and finance related functions.

        Mark R. Larrabee. Mr. Larrabee has been President of the Kansas Region and Chief Commercial Lending Officer of the Bank since February 1998. In January 1999, he was elected to the Bank's Board of Directors. His primary responsibilities include the implementation of the Bank's expansion plans in the Kansas City market and the development of the Bank's commercial line of business. Mr. Larrabee is Chairman of the Bank's Commercial Loan Committee. From January 1996 to February 1998, Mr. Larrabee served as Executive Vice President for Country Club Bank, Kansas City,

Missouri. Prior thereto, Mr. Larrabee was Senior Vice President for Bank IV Kansas, National Association, Overland Park, Kansas, from March 1984 to January 1996. His previous experience over his nineteen year career includes an extensive commercial lending background, senior management positions with various responsibilities including strategic planning and corporate development, and the start up of a de novo national bank. Mr. Larrabee holds a Bachelor of Science in Business Administration from the University of Kansas and a Master of Business Administration from the University of Missouri, graduating with Highest Distinction.

        Lawrence T. Loeser. Mr. Loeser has been President of Harrington Bank at Chapel Hill since March 1999 when he was also elected to the Bank's Board of Directors. His primary responsibilities include establishing the Bank's community banking presence in the North Carolina market and developing the Bank's wide range of business lines. Mr. Loeser also serves on the Bank's commercial loan committee. Mr. Loeser joined the Bank with an extensive background in corporate lending, small business banking, and consumer banking. He served as a senior executive with NationsBank in Chicago and founded and managed a community bank in Lake Forest, Illinois. Mr. Loeser received a Bachelor of Arts in Economics from Duke University, cum laude, and a Master of Management with concentration in Finance and Accounting from Northwestern University's Kellogg Graduate School of Management.

        Daniel H. Haglund. Mr. Haglund has been Chief Investment Officer and Treasurer of the Bank since June 1994 and Senior Vice President since October 1995. From September 1988 to June 1994, Mr. Haglund served as Portfolio Manager for Hemet Federal Savings and Loan Association, Hemet, California. Mr. Haglund holds a Master of Business Administration in Finance from Indiana University and a Bachelor of Arts in Psychology from Alma College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. by certain dates. The Company believes that in the fiscal year ended June 30, 2001, all of these filing requirements were satisfied by its directors and executive officers. In making the foregoing statements, the Company has relied on representations of its directors and executive officers and copies of the reports that they have filed with the SEC. The Company knows of no person, other than Dr. Douglas T. Breeden, the Company's Chairman of the Board, who owns 10% or more of the Company's Common Stock.

ITEM 11.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table includes individual compensation information with respect to the executive officers whose total compensation exceeded $100,000 for services rendered in all capacities during the fiscal year ended June 30, 2001.

---------------------------------------------------------------------------------------------------------------------
                                                                                      Long-Term
             Name and                             Fiscal                             Compensation         All Other
        Principal Position                         Year              Annual             Awards          Compensation
                                                                 Compensation*
---------------------------------------------------------------------------------------------------------------------
                                                                                       Number of
                                                              Salary(1)     Bonus       Options
---------------------------------------------------------------------------------------------------------------------
Russell Breeden III                                  2001            0            0            0           24,000(2)
President/Harrington Bank Indianapolis           --------------------------------------------------------------------
(3)                                                  2000     $100,961            0        7,000          $32,750(2)
                                                 --------------------------------------------------------------------
                                                     1999     $111,538      $25,000        5,000          $17,409(2)
---------------------------------------------------------------------------------------------------------------------
Craig J. Cerny                                       2001     $204,807      $25,000            0          $19,875(4)
President/CEO                                    --------------------------------------------------------------------
Harrington Financial Group, Inc.                     2000     $204,807      $25,000       10,000          $18,296(4)
                                                 --------------------------------------------------------------------
                                                     1999     $200,000      $50,000       10,000          $30,000(4)
---------------------------------------------------------------------------------------------------------------------
Randy J. Collier                                     2001     $135,000      $35,336       10,000           $1,157(6)
President/Harrington Bank Indiana (5)            --------------------------------------------------------------------
                                                     2000     $103,500      $     0        5,000               $0(6)
                                                 --------------------------------------------------------------------
                                                     1999     $      0      $     0            0               $0(6)
---------------------------------------------------------------------------------------------------------------------
Mark R. Larrabee                                     2001     $155,000      $25,000        7,000           $3,072(8)
President/Harrington Bank Kansas (7)             --------------------------------------------------------------------
                                                     2000     $147,692      $20,000        8,000           $6,400(8)
                                                 --------------------------------------------------------------------
                                                     1999     $124,231      $30,000        5,000           $4,672(8)
---------------------------------------------------------------------------------------------------------------------
Lawrence T. Loeser                                   2001     $155,000      $15,000        7,000           $1,386(10)
President/Harrington Bank North                  --------------------------------------------------------------------
Carolina(9)                                          2000     $155,769      $50,000        3,000          $2,133(10)
---------------------------------------------------------------------------------------------------------------------
                                                     1999     $      0      $     0        5,000              $0(10)
                                                 --------------------------------------------------------------------

---------------------------

*The Company implemented a 401(k) plan on January, 2001.

   (1) Does not include amounts attributable to miscellaneous benefits received by the named executive officers. The cost to the Company of providing such benefits to the named executive officers during the indicated period did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported.

   (2) Comprised $24,000 of Bank/Company director fees for fiscal year 2001, $15,500 Bank/Company director fees, and $17,250 of Bank consulting fees for fiscal year 2000, and 12,000 of Bank directors fees, $2,404 in contributions pursuant to the Bank's Profit Sharing Plan, and $3,005 in allocations on behalf of Mr. R. Breeden under the Company's ESOP for fiscal year 1999.

(3) Mr. R. Breeden III joined the Bank as President in January 1998 and shifted to a nonemployee Director status at the Bank in March, 2001.

(4) Comprised of $18,000, $12,000, and $12,000 of Bank director fees, $1,875, $0, and $8,000, in contributions pursuant to the Bank's Profit Sharing Plan, and $0, $6,296, and $10,000 in allocations on behalf of Mr. Cerny under the Company's ESOP, in each case for fiscal 2001, 2000, and 1999, respectively. See "- Benefits - Profit Sharing Plan."

(5) Mr. Randy J. Collier joined the Bank as Senior Vice President and Manager of the commercial lending division for the Indiana Region of the Bank in August 1999. Mr. Collier was subsequently promoted to President of the Indiana Region of the Bank in March, 2000.

(6) Comprised of $1,157, $0, and $0 in contributions pursuant to the Bank's Profit Sharing Plan and the allocations on behalf of Mr. Collier under the Company's ESOP for fiscal years 2001, 2000, and 1999, respectively. See "- Benefits - Profit Sharing Plan".

(7) Mr. Larrabee joined the Bank as President of the Kansas Region and Chief Commercial Lending Officer in February 1998. Mr. Larrabee has been President of the Kansas Region and Chief Commercial Lending Officer of the Bank since February 1998. In January 1999, he was elected to the Bank's Board of Directors.

(8) Comprised of $3,072, $6,400, and $4,672 in contributions pursuant to the Bank's Profit Sharing Plan and the allocations on behalf of Mr. Larrabee under the Company's ESOP for fiscal years 2001, 2000, and 1999, respectively. See "- Benefits - Profit Sharing Plan".

(9) Mr. Lawrence T. Loeser joined the Bank as President of the North Carolina Region in March 1999 when he was also elected to the Bank's Board of Directors.

(10) Comprised of $1,386, $2,133, and $0 in contributions pursuant to the Bank's Profit Sharing Plan and the allocations on behalf of Mr. Loeser under the Company's ESOP for fiscal years 2001, 2000 and 1999, respectively. See "- Benefits - Profit Sharing Plan".

        The following table sets forth, with respect to the executive officers named in the Summary Compensation Table, information with respect to the aggregate amount of options exercised during the last fiscal year, any value realized thereon, the number of unexercised options at the end of the fiscal year (exercisable and unexercisable) and the value with respect thereto under specified assumptions.


-------------------------------------------------------------------------------------------------------
                            Shares
                           Acquired
                              on       Value                                   Value of Unexercised
        Name               Exercise  Realized     Number of Unexercised      in the Money Options at
                                               Options at Fiscal Year End         June 30, 2001*
-------------------------------------------------------------------------------------------------------
                                               Exercisable  Unexercisable  Exercisable  Unexercisable

-------------------------------------------------------------------------------------------------------
Russell Breeden III (1)       --         --        5,200         9,800       $10,640       $32,060
-------------------------------------------------------------------------------------------------------
Craig J. Cerny (2)            --         --       14,500        18,000       $24,950       $52,550
-------------------------------------------------------------------------------------------------------
Randy J. Collier (3)          --         --        1,000        14,000        $4,600       $81,900
-------------------------------------------------------------------------------------------------------
Mark R. Larrabee (4)          --         --        5,400        17,600       $11,560       $80,190
-------------------------------------------------------------------------------------------------------
Lawrence T. Loeser (5)        --         --        2,600        12,400        $6,960       $61,790
-------------------------------------------------------------------------------------------------------

 *Market Value of HFGI Common Stock at June 30, 2001:  $12.10 Per Share.

   (1) 3,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 13, 1998) at $12.50 per share. 5,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 26, 1999) at $10.00 per share. 7,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 19, 2000) at $7.50 per share.

        The following values are calculated given the $12.10 market value at June 30, 2001: 3,000 shares, 60% vested, with a $12.50 strike price equals 1,800 exercisable shares at $0, and 1,200 unexercisable shares at $0, 5,000 shares, 40% vested with a $10.00 strike price equals 2,000 exercisable shares at $20,000 and 3,000 unexercisable shares at $30,000, and 7,000 shares, 20% vested, with a 7.50 strike price, equals 1,400 exercisable shares at $10,500 and 5,600 unexercisable shares at $42,000.

   (2) 5,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 9, 1997) at $10.00 per share. 7,500 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 13, 1998) at $12.50 per share. 10,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 26, 1999) at $10.00 per share, and 10,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted January 19, 2000 at
        7.50 per share.

        The following values are calculated given the $12.10 market value at June 30, 2001: 5,000 shares, 80% vested, with a $10.00 strike price equals 4,000 exercisable shares at $40,000 and 1,000 unexercisable shares at $2,100, 7,500 shares, 60% vested, with a $12.50 strike price equals 4,500 exercisable shares at $0 and 3,000 unexercisable shares at $0, 10,000 shares, 40% vested, with a $10.00 strike price equals 4,000 exercisable shares at $40,000 and 6,000 unexercisable shares $60,000, 10,000 shares, 20% vested, with a $7.50 strike price equals 2,000 exercisable shares at $15,000 and 8,000 unexercisable shares at $60,000.

   (3) 2,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (August 3, 1999) at $9.00 per share, 3,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (March 10, 2000) at $6.50 per share, and 10,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the option were granted (December 18, 2000) at $5.75 per share.

        The following values are calculated given the $12.10 market value at June 30, 2001: 2,000 shares, 20% vested, with a $9.00 strike price, equals 400 exercisable shares at $13,600 and 1,600 unexercisable shares at $14,400, 3,000 shares, 20% vested with a $6.50 strike price equals 600 exercisable shares at $3,900 and 2,400 unexercisable shares at $15,000, 10,000 shares, 0% vested, with a $5.75 strike price, equals 0 exercisable shares at $0 and 10,000 unexercisable shares at $57,500.

   (4) 3,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 13, 1998) at $12.50 per share and 5,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 26, 1999) at $10.00 per share, 8,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 19, 2000) at $7.50 per share and 7,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (December 18, 2000) at $5.75 per share,

        The following values are calculated given the $12.10 market value at June 30, 2001: 3,000 shares, 60% vested, with a $12.50 strike price, equals 1,800 exercisable shares at $0 and 1,200 unexercisable shares at $0, 5,000 shares, 40% vested, with a $10.00 strike price, equals 2,000 exercisable shares at $20,000 and 3,000 unexercisable shares at $30,000, 8,000 shares, 20% vested, with a $7.50 strike price equals 1,600 exercisable shares at $12,000 and 6,400 unexercisable shares at $48,000, and 7,000 shares, 0% vested, with a $5.75 strike price, equals 0 exercisable shares at $0, and 7,000 unexercisable shares at $44,250,

   (5) 5,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (March 25, 1999) at $10.00 per share, 3,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (January 19, 2000) at $7.50 per share and 7,000 shares are exercisable at the rate of 20% per year on each annual anniversary of the date the options were granted (December 18, 2000) at $5.75 per share.

        The following values are calculated given the $12.10 market value at June 30, 2001: 5,000 shares, 40% vested, with a $10.00 strike price, equals 2,000 exercisable shares at $20,000 and 3,000 unexercisable shares at $30,000, 3,000 shares, 20% vested, with a $7.50 strike price, equals 600 exercisable shares at $4,500 and 2,400 unexercisable shares at $18,000, and 7,000 shares, 0% vested, with a $5.75 strike price, equals 0 exercisable shares at $0, and 7,000 unexercisable shares at $40,250.

Board Fees

        Directors of the Company (except for Mr. Cerny) received fees of $500 for each board meeting attended between July 2001 through December 2001. From January 2001 through June 2001 the Directors of the Company received the following fees for each meeting attended: Dr. Douglas T. Breeden $3,000, Mr. Russell Breeden III $2,000, Mr. Michael J. Giarla $2,000, Ms. Sharon E. Fankhauser $1,500, Mr. David F. Harper $1,500, Dr. Stanley J. Kon $2,000 and Dr. John J. McConnell $1,500. All directors of the Bank (except for Messrs. Larrabee, Loeser, and Collier) received fees of $1,500 for each Board meeting attended in person or by conference call. Company Directors (except for Mr. Cerny who does not receive committee fees) received $300 per Audit Committee Meeting. In addition, Bank directors (except for Messrs. Cerny, Collier, Larrabee, and Loeser who do not receive committee fees) received $500 per executive committee meeting, $750 per investment committee meeting, $300 per audit committee meeting, $300 per Community Reinvestment Act Committee meeting, and $200 per Trust Services Committee meeting.

Stock Option Plan.

        The Stock Option Plan was approved by the Company's stockholders in March 1996. An amount of the Company's common stock equal to 126,500 shares (10% of the shares of common stock sold in the offering) has been authorized under the Stock Option Plan, which may be filled by authorized but unissued shares, Treasury shares or shares purchased by the Company on the open market or from private sources. In October 1999, stockholders approved an amendment to the Stock Option Plan to increase the number of shares of the Company's common stock by 150,000 to 276,000 shares which may be issued pursuant to the Stock Option Plan. The Stock Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Code ("incentive stock options"), non-incentive or compensatory stock options and stock appreciation rights (collectively "Awards"). Awards are available for grant to directors and key employees of the Company and any subsidiaries, except that directors will not be eligible to receive incentive stock options.

        The Stock Option Plan is administered and interpreted by a committee of the Board of Directors ("Committee") which is "disinterested" pursuant to applicable regulations under the federal securities laws. Unless earlier terminated, the Stock Option Plan will be in effect for a period of ten years from the adoption by the Board of Directors. Under the Stock Option Plan, the Committee will determine which officers and key employees will be granted options, whether such options will be incentive or compensatory options, the number of shares subject to each option, whether such options may be exercised by delivering other shares of the Company's common stock and when such options become exercisable. The per share exercise price of all stock options shall be required to be at least equal to the fair market value of a share of common stock on the date the option is granted.

        Stock options shall become vested and exercisable in the manner specified by the committee at the rate of 20% per year, beginning one year from the date of grant. Each stock option or portion thereof shall be exercisable at any time on or after it vests and is exercisable until ten years after its date of grant or three months after the date on which the optionee's employment terminates other than retirement, unless extended by the committee to a period not to exceed one year from such termination. However, failure to exercise incentive stock options within three months after the date on which the optionee's employment terminates, may result in adverse tax consequences to the optionee. Stock options are non-transferable except by will or the laws of descent and distribution.

        Under the Stock Option Plan, the committee will be authorized to grant rights to optionees ("stock appreciation rights") under which an optionee may surrender any exercisable incentive stock option or compensatory stock option or part thereof in return for payment by the Company to the optionee of cash or common stock in an amount equal to the excess of the fair market value of the shares of common stock subject to option at the time over the option price of such shares, or a combination of cash and common stock. Stock appreciation rights may be granted concurrently with the stock options to which they relate or at any time thereafter which is prior to the exercise or expiration of such options.

        Options are granted to directors of the Company and those subsidiaries designated by the committee under the Stock Option Plan pursuant to a formula. Under the formula, amended in October 1999, non-employee directors of the Company and the Bank received options to purchase 2,000 and 1,000 shares, respectively, upon commencement of the Company's initial public offering and will receive a similar amount on each annual anniversary thereafter for as long as shares remain available. Such stock options to directors will be vested and exercisable under the same terms as options granted by the Committee to officers and employees.

        The following table shows the number of options issued to the named groups under the Stock Option Plan during fiscal year 2001:

------------------------------------------------------------------------------------------

Group                                                          Number of Options (1)
------------------------------------------------------------------------------------------
All executive officers as a group                                                 40,000
------------------------------------------------------------------------------------------
All directors (who are not executive officers) as a group                              0
------------------------------------------------------------------------------------------
All employees (who are not executive officers) as a group                         24,750
------------------------------------------------------------------------------------------

(1) The exercise price for the non-employee awards was determined by the Common Stock's market value on the day the option was granted.

        All unvested options are accelerated in the event of retirement under the Bank's retirement policies or a change in control of the Company, as defined in the Stock Option Plan. In addition, if an optionee dies or terminates service due to disability, while serving as an employee or non-employee director, all unvested options are accelerated. Under such circumstances, the optionee or, as the case may be, the optionee's executors, administrators, legatees or distributees, shall have the right to exercise all unexercised options during the twelve-month period following termination due to disability, retirement or death, provided no option will be exercisable within six months after the date of grant or more than ten years from the date it was granted.

        In the event of a stock split, reverse stock split or stock dividend, the number of shares of Common Stock under the Stock Option Plan, the number of shares to which any award relates and the exercise price per share under any option or stock appreciation right shall be adjusted to reflect such increase or decrease in the total number of shares of the Common Stock outstanding.

        Profit Sharing Plan. On July 1, 1990, the Bank adopted the Financial Institutions Thrift Plan ("Profit Sharing Plan"), which is a tax-qualified defined contribution plan. Prior to July 1, 1997, all employees were eligible to participate in the Profit Sharing Plan on the first day of the month following the employee's date of employment. Effective July 1, 1997, employees of the Bank who have been employed by the Bank for at least one year and 1,000 hours of service are eligible to participate in the Profit Sharing Plan. Under the Profit Sharing Plan, a separate account is established for each participating employee, and the Bank may make discretionary contributions to the Profit Sharing Plan, which are allocated to the participants' accounts. Participants vest in employer discretionary contributions over a six-year period. Distributions from the Profit Sharing Plan are made upon termination of service, death or disability in a lump sum. The normal retirement age under the plan is age 65.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the beneficial ownership of the Company's common stock as of September 20, 2001, and certain other information with respect to (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), who or which was known to the Company to be a beneficial owner of more than 5% of the issued and outstanding common stock, (ii) each director of the Company, (iii) each executive officer of the Company and its subsidiaries and (iv) all directors and executive officers of the Company and its subsidiaries as a group. All beneficial owners share a business address with the Company at 10801 Mastin Boulevard, Suite 740, Overland Park, Kansas, 66210.


Name of Beneficial                             Amount and Nature of          Percent of
Owner or Number                                Beneficial Ownership          Outstanding
of Persons in Group                         as of September 20, 2001(1)      Common Stock
----------------------------------------    ---------------------------    ----------------

Douglas T. Breeden                                1,549,911(2)                 49.52%
Russell Breeden III                                  42,370(3)                   1.25
Craig J. Cerny                                      220,972(4)                   7.06

Randy J. Collier                                      2,000(5)                    .06
Sharon E. Fankhauser                                 14,759(6)                    .47
John E. Fleener                                       1,600(7)                   0.05
Michael J. Giarla                                   202,319(8)                   6.46
David F. Harper                                      25,892(9)                    .83
Stanley J. Kon                                       22,724(10)                   .73
Mark R. Larrabee                                     12,809(11)                   .41
Lawrence T. Loeser                                    3,928(12)                   .13
John J. McConnell                                    27,892(13)                   .89
All directors and executive officers of
   the Company and the Bank as a
   group (13 persons)                             2,148,020(14)                68.63%

---------------------

(1) For purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to beneficially own shares of the Company's common stock if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares; or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares. Shares which are subject to stock options and which may be exercised within 60 days of September 20, 2001 are deemed to be outstanding for the purpose of computing the percentage of the Company's common stock beneficially owned by such person.

(2) Includes 11,400 shares held by Dr. Douglas T. Breeden's spouse, 4,000 shares held by Dr. Douglas T. Breeden's spouse as custodian for their children, 41,421 shares held by Wyandotte Community corporation, a corporation controlled by Dr. Douglas T. Breeden and presently exercisable options to acquire 3,200 shares of the Company's common stock. Does not include 42,370 shares held by Mr. R. Breeden III, his brother who is a director of the Company and Vice Chairman of the Bank, nor options to acquire 2,800 shares of the Company's common stock which will be exercisable in connection with the completion of the merger.

(3) Includes 1,300 shares held by Mr. R. Breeden's spouse, 325 shares held by the Company's Employee Stock Ownership Plan ("ESOP") for the account of Mr. R. Breeden, 20 shares held by Mr. R. Breeden's son, 23,000 shares held by Community First Financial Group, Inc., for which Mr. Russell Breeden III was formerly Chairman and Chief Executive Officer, and presently exercisable options to acquire 5,200 shares of the Company's common stock. Does not include 1,549,911 shares held by his brother, Dr. Douglas T. Breeden, who is Chairman of the Company, nor 9,800 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(4) Includes 30,000 shares held by Mr. Cerny's spouse, 5,335 shares held by the Company's ESOP for the account of Mr. Cerny, and presently exercisable options to acquire 14,500 shares of the Company's common stock. Does not include 18,000 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(5) Includes presently exercisable options to acquire 1,000 shares of the Company's common stock. Does not include 14,000 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(6) Includes 2,000 shares held by an IRA and presently exercisable options to acquire 1,200 shares of the Company's common stock. Does not include 2,800 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(7) Comprised of presently exercisable option to acquire 1,600 shares of the Company's common stock. Does not include 14,400 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(8) Includes 30,347 shares held by a profit sharing plan maintained by Smith Breeden & Associates, Inc., 12,353 shares held by Mr. Giarla's spouse as custodian for their child, 3,899 shares held by Mr. Giarla's spouse in her Individual Retirement Account, 79,445 shares held by his spouse in trust, 74,075 shares held by Mr. Giarla in trust, and presently exercisable options to acquire 3,200 shares of Harrington common stock. Does not include 2,800 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(9) Includes presently exercisable options to acquire 4,800 shares of the Company's common stock. Does not include 4,200 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(10) Includes 3,536 shares held by Dr. Kon as custodian for his children and presently exercisable options to acquire 4,800 shares of the Company's common stock. Does not include 4,200 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(11) Includes 1,409 shares held by the Company's ESOP for the account of Mr. Larrabee and presently exercisable options to acquire 5,400 shares of the Company's common stock. Does not include 17,600 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(12) Includes 371 shares held by the Company's ESOP for the account of Mr. Loeser and presently exercisable options to acquire 2,600 shares of the Company's common stock. Does not include 12,400 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(13) Includes 23,092 shares held jointly with Dr. McConnell's spouse and presently exercisable options to acquire 4,800 shares of the Company's common stock. Does not include 4,200 shares of the Company's common stock which may be acquired upon exercise of options at the completion of the merger.

(14) Includes presently exercisable options to acquire 58,950 shares of the Company's common stock by all directors and executive officers of Harrington as a group. Also includes 14,801 shares held by the Company's ESOP, which have been allocated to the accounts of executive officers. Under the terms of the ESOP, Craig J. Cerny, and John E. Fleener, trustees of the plan, must vote the allocated shares held in the ESOP in accordance with the instructions of the executive officers. Does not include 116,560 shares of the Company's common stock which may be issued upon completion of the merger to all directors and executive officers.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Under applicable federal law, loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution, and must not involve more than the normal risk of repayment or present other unfavorable features.

        The Bank's policy provides that all loans made by the Bank to its directors and officers are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. The Bank's policy provides that such loans may not involve more than the normal risk of collectibility or present other unfavorable features. As of June 30, 2001, mortgage and consumer loans to directors and officers in excess of $60,000 aggregated $1,188,000 or 6.31% of the Company's consolidated stockholders' equity as of such date. All such loans were made by the Bank in accordance with the aforementioned policy.

        The Bank entered into an Investment Advisory Agreement with Smith Breeden dated April 1, 1992, which was amended on March 1, 1995. Under the terms of the agreement, the Bank appointed Smith Breeden as investment advisor with respect to the management of the Bank's portfolio of investments and its asset and liability management strategies (the "Account"). Specifically, Smith Breeden advises and consults with the Bank with respect to its investment activities, including the acquisition of mortgage-backed securities, the use of repurchase agreement transactions in funding and the acquisition of certain hedging instruments to reduce the interest rate risk of the Account's investments. Under the Agreement, Smith Breeden, as agent with respect to the Account, may (i) buy, sell, exchange and otherwise trade in mortgage-backed securities or other investments, and (ii) arrange for necessary placement of orders, execution of transactions, purchases, sales and conveyances with or through such brokers, dealers, issuers or other persons as Smith Breeden may select, subject to the approval of the Bank, and establish the price and trade conditions, including brokerage commissions. For its services, Smith Breeden receives a monthly fee, based on its standard fee schedule for such services, which is based on the Bank's total consolidated assets plus unsettled purchases of securities and minus unsettled sales of securities. Smith Breeden received fees of $271,000, $276,000, and $301,000 during fiscal 2001, 2000, and 1999, respectively, under such agreement. In addition, at June 30, 2000, Smith Breeden had outstanding loans from the Bank in the ordinary course of business in the aggregate amount of $14,180,000 secured by marketable securities. Such loans are at normal market rates and do not involve more than the normal risk of repayment.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Company reviews the compensation of Mr. Cerny, the President of the Company, and recommends to the Board adjustments in his compensation and reviews the recommendations for compensation adjustments for the other senior officers of the Company. The Compensation Committee of the Company also administers the stock benefit plans of the Company. The Compensation Committee is comprised of Dr. Douglas T. Breeden (Chairman), Mr. Harper, and Dr. McConnell.

        The Executive Committee of the Bank's Board of Directors reviews the compensation of the Bank's senior executive officers, other than Mr. Cerny, and recommends to the Board adjustments in such compensation. During fiscal 2001, the members of the Executive Committee were Mr. R. Breeden III, Mr. Cerny, Dr. Kon, and Dr. McConnell.

        The report of the Compensation Committee and the Executive Committee with respect to compensation for Mr. Cerny and all other executive officers for the fiscal year ended June 30, 2001 is set forth below:

        During fiscal year 2001, the Executive Committee of the Bank's Board of Directors was responsible for administering compensation matters related to the Bank's senior officers, other than Mr. Cerny. The Compensation Committee of the Company, in consultation with the Company's and Bank's Boards of Directors, administered compensation matters with respect to the Chief Executive Officer of the Bank and President of the Company.

        The purpose of the Compensation Committee is to assist the Boards of Directors of the Company, the Bank, and its subsidiaries in attracting and retaining qualified, competent management, motivating executives to achieve a range of performance goals consistent with a business plan approved by the Boards of Directors, and ensuring that proposed compensation and benefit programs are reasonable and consistent with industry standards, management performance and shareholder interests.


        THE COMMITTEES CONSIDER THE FOLLOWING CRITERIA IN ANNUAL PERFORMANCE REVIEWS PRIOR TO MAKING RECOMMENDATIONS WITH REGARD TO THE COMPENSATION OF THE CHIEF EXECUTIVE OFFICER AND OTHER EXECUTIVE OFFICERS OF THE COMPANY AND THE
BANK:


1. The overall financial performance of the Company and the Bank during the fiscal year under consideration, relative to stated management objectives and financial goals and budgets.

2. Individual as well as combined measures of progress of the Company and the Bank including the quality of the loan portfolio, execution of retail expansion programs, interest rate risk and investment management, deposit and loan growth, operating efficiency, personnel development and training, and other objectives as may be established by management and the Boards of Directors.

3. The CRA, Compliance, and CAMEL ratings as determined by the Office of Thrift Supervision.

4. The performance of the Chief Executive Officer relative to management, leadership, professional involvement, maintenance of corporate stature, and enhancing the image of the Bank in it marketplace.

5. The compensation and benefit levels of comparable positions at peer group financial institutions.

        The compensation recommendations of the Committee include a base salary, with the possibility of bonus and stock option components, if the Executive's performance is judged to warrant such compensation.

        The base compensation for Craig J. Cerny, Chief Executive Officer, was established by the Compensation Committee at $200,000 on January 23, 2001. Mr. Cerny's compensation level was determined with regard to the aforementioned criteria using as a benchmark the executive compensation survey for savings institutions as published by

America's Community Bankers for the Midwest and other regions. In addition, during the fiscal years 2001 and 2000, Mr. Cerny was paid bonuses totaling $25,000 and $25,000, respectively, based on his performance and the performance of the Company relative to community banking goals. Mr. Cerny does not participate in the review of his compensation.

        With respect to the Bank's other executive officers, the Executive Committee of the Bank considered salary and bonus recommendations prepared by the Chief Executive Officer to establish compensation levels for the fiscal year ending 2001. Salary and bonus recommendations were based on the individual's and the Company's overall performance in the past year as well as an analysis of competitive compensation levels in the financial services industry from America's Community Bankers surveys.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)   Documents filed as part of this Report.

             (1) The following financial statements are filed as part of this report:

             Independent Auditor's Report

             Consolidated Balance Sheets as of June 30, 2001, 2000,

             Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999,

             Consolidated Statements of Changes in Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999,

             Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000, and 1999,

             Notes to Consolidated Financial Statements.

             (2) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                                             Description
-------------    ---------------------------------------------------------------------------

3.1              Amended and Restated Articles of Incorporation of Harrington Financial  Group, Inc.(1/)

3.2              Amended and Restated Bylaws of Harrington Financial Group, Inc.(1/)

10.1             Amended and Restated Stock Option Plan of Harrington Financial Group, Inc.(6/*/)

10.2             Loan Agreement between Financial Research Corporation (now Harrington
                 Financial Group, Inc.) and Mark Twain Kansas Bank (now Mercantile
                 Bancorporation, Inc.), dated April 14, 1994, First Amendment and Loan
                 Agreement between such parties and Smith Breeden Associates, Inc. and
                 Douglas T. Breeden, dated July 21, 1995.(1/)

10.2.1           Second Amendment and Loan Modification Agreement between Harrington
                 Financial Group, Inc. and Mark Twain Kansas City Bank (now Mercantile
                 Bancorporation, Inc.), dated July 26, 1996 (modifies version set forth in
                 Exhibit 10.2)(2/)

10.2.2           Third Amendment and Loan Modification Agreement between Harrington
                 Financial Group, Inc. and Mark Twain Kansas City Bank (now Mercantile
                 Bancorporation, Inc.), dated January 13, 1997 (modifies version set forth in Exhibits 10.2 and 10.2.1)(3/)

10.2.3           Fourth Amendment and Loan Modification Agreement between Harrington
                 Financial Group, Inc. and Mark Twain Kansas City Bank (now FIRSTAR Bank
                 Midwest, N.A.), dated June 30, 2000 (modifies version set forth in
                 Exhibits 10.2, 10.2.1 and 10.2.2)(6/)

10.2.4           Fifth Amendment and Loan Modification Agreement between Harrington
                 Financial Group, Inc. and Mark Twain Kansas City Bank (now FIRSTAR Bank
                 N.A., Overland Park), dated January 31, 2001 (modifies version set forth in Exhibits 10.2, 10.2.1, 10.2.2, and 10.2.3)

10.3             Investment Advisory Agreement between Peoples Federal Savings Association
                 (now Harrington Bank, FSB) and Smith Breeden Associates, Inc. dated April
                 1, 1992, as amended on March 1, 1995.(1/)

10.4             Lease Agreement on Carmel Branch Office Facility, set forth in Assignment of Lease, between NBD Bank, N.A. and Peoples Federal Savings Association,
                 dated November 8, 1993.(1/)

10.5             Trust Services Agreement dated September 30, 1994 by and between Harrington
                 Bank, FSB and the Midwest Trust Company.(1/)

10.6             Trust Services Agreement dated April 30, 1998 by and between Harrington
                 Bank, FSB and INFOVISA.(4/)

10.7             Terms of Employment between Harrington Bank, FSB and Lawrence T. Loeser dated

                 January 25, 1999.(5/*/)

21               Subsidiaries of the Registrant - Reference is made to Item 1. "Business"
                 for the Required information

23               Consent of Deloitte & Touche LLP

(1/)    Incorporated by reference from the Registration Statement on Form S-1
(Registration No. 333-1556) filed by the Registrant with the Securities and Exchange Commission ("SEC") on February 20, 1996, as amended.

(2/)    Incorporated by reference from the Form 10-K for the fiscal year ended
June 30, 1996 filed by the Registrant with the SEC on September 30, 1996.

(3/)    Incorporated by reference from the Form 10-K for the fiscal year ended
June 30, 1997 filed by the Registrant with the SEC on September 29, 1997.

(4/)    Incorporated by reference from the Form 10-K for the fiscal year ended
June 30, 1998 filed by the Registrant with the SEC on September 28, 1998.

(5/)    Incorporated by reference from the Form 10-Q for the quarterly period ended March 31, 1999 filed by the Registrant with the SEC on May 17, 1999.

(6/)    Incorporated by reference from the Form 10-K for the fiscal year ended
June 30, 2000 filed by the Registrant with the SEC on September 28, 2000.

(*/)    Management contract or compensatory plan or arrangement.

        (3)(b) Reports filed on Form 8-K.

        Form 8-K was filed on June 1, 2001 and related to a proposed merger agreement between Harrington Financial Group, Inc. and Hasten Bancshares.

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


/s/ Craig J. Cerny                                                   September 27, 2001
------------------
Craig J. Cerny
President (Principal Executive Officer)
and Chief Executive Officer


/s/ John E. Fleener                                                  September 27, 2001
-------------------
John E. Fleener
Chief Financial Officer


/s/ Douglas T. Breeden                                               September 27, 2001
----------------------
Douglas T. Breeden
Chairman of the Board


/s/ Russell Breeden III                                              September 27, 2001
-----------------------
Russell Breeden III
Director


/s/ Michael J. Giarla                                                September 27, 2001
---------------------
Michael J. Giarla
Director


/s/ Sharon E. Fankhauser                                             September 27, 2001
------------------------
Sharon E. Fankhauser
Director

/s/ David F. Harper                                                  September 27, 2001
-------------------
David F. Harper
Director


/s/ Stanley J. Kon                                                   September 27, 2001
------------------
Stanley J. Kon
Director


/s/ John J. McConnell                                                September 27, 2001
---------------------
John J. McConnell
Director