Form 10-Q
period 2001-09-30
HARRINGTON FINANCIAL GROUP INC
filed 2001-11-14
CIK 934203

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                         Commission File Number 0-27940

                        HARRINGTON FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                Indiana                                                      48-1050267
------------------------------------------------------------------------    ---------------------------------------------
           (State or other jurisdiction of incorporation or                               (I.R.S. Employer
                             organization)                                             Identification Number)

                             722 East Main
                           Richmond, Indiana                                                   47374
------------------------------------------------------------------------    ---------------------------------------------
                (Address of principal executive office)                                      (Zip Code)

                                 (765) 962-8531
       ------------------------------------------------------------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2001, there were issued and outstanding 3,143,670 shares of the Registrant's Common Stock, par value $.125 per share.

        HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

        TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.        FINANCIAL INFORMATION
-------        ---------------------

Item 1.        Financial Statements                                                                               1

               Consolidated Statements of Condition as of September 30, 2001
               (unaudited) and June 30, 2001                                                                      2

               Consolidated Statements of Operations (unaudited) for the three
               months ended September 30, 2001 and 2000                                                           3

               Consolidated Statements of Cash Flows (unaudited) for the three                                    4
               months ended September 30, 2001 and 2000

               Notes to Unaudited Consolidated Financial Statements                                               5

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                              9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                                        16

PART II.       OTHER INFORMATION
--------       -----------------

Item 1.        Legal Proceedings                                                                                 18
Item 2.        Changes in Securities                                                                             18
Item 3.        Defaults Upon Senior Securities                                                                   18
Item 4.        Submission of Matters to a Vote of Security-Holders                                               18
Item 5.        Other Information                                                                                 18
Item 6.        Exhibits and Reports on Form 8-K                                                                  18

SIGNATURES


                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,            JUNE 30,
                                                                                      2001                  2001
                                                                               -----------------     ------------------
ASSETS:
    Cash                                                                        $         1,760       $          1,895
    Interest-bearing deposits                                                             6,295                  8,768
                                                                               -----------------     ------------------
        Total cash and cash equivalents                                                   8,055                 10,663
    Securities held for trading - at fair value (amortized cost of
            $3,522 and $3,816)                                                            3,160                  3,495
    Securities available for sale - at fair value (amortized cost of
            $44,826 and $50,006)                                                         46,135                 51,039
    Securities held to maturity - at amortized cost                                          25                     27
    Loans receivable, net                                                               325,672                329,222
    Interest receivable, net                                                              2,208                  2,264
    Premises and equipment, net                                                           4,897                  5,003
    Federal Home Loan Bank of Indianapolis stock                                          4,879                  4,879
    Other                                                                                 2,434                  1,448
                                                                               -----------------     ------------------
        Total Assets                                                            $       397,465       $        408,040
                                                                               =================     ==================



LIABILITIES & STOCKHOLDERS' EQUITY:
    Deposits                                                                    $       303,474       $        323,324
    Securities sold under agreements to repurchase                                       30,471                 35,675
    Federal Home Loan Bank advances                                                      24,000                 11,000
    Interest payable on securities sold under agreements to repurchase                       35                     51
    Other interest payable                                                                1,538                  1,669
    Note payable                                                                         12,995                 12,995
    Advance payments by borrowers for taxes and insurance                                 1,074                    695
    Accrued expenses payable and other liabilities                                        6,408                  3,140
                                                                               -----------------     ------------------
        Total Liabilities                                                               379,995                388,549
                                                                               -----------------     ------------------

    Minority interest                                                                       747                    765
                                                                               -----------------     ------------------

    Common stock                                                                            425                    425
    Additional paid-in-capital                                                           16,899                 16,909
    Treasury stock, 262,268 and 270,268 shares at cost                                   (2,510)                (2,586)
    Retained earnings                                                                     4,551                  4,467
    Accumulated other comprehensive income (loss), net of taxes                          (2,642)                  (489)
                                                                               -----------------     ------------------
        Total Stockholders' Equity                                                       16,723                 18,726
                                                                               -----------------     ------------------
    Total Liabilities & Stockholders' Equity                                    $       397,465       $        408,040
                                                                               =================     ==================

See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30
                                                                         ---------------- -----------------
                                                                               2001                2000
                                                                         ----------------   -----------------
INTEREST INCOME:
    Securities held for trading                                           $          200     $           704
    Securities available for sale                                                    746               1,774
    Securities held to maturity                                                        1                   2
    Loans receivable                                                               6,091               5,649
    Dividends on Federal Home Loan Bank stock                                         89                 104
    Deposits                                                                          88                 159
    Net interest expense on interest rate contracts maintained in the
            trading portfolio                                                          -                 (19)
                                                                         ----------------   -----------------
        Total interest income                                                      7,215               8,373
                                                                         ----------------   -----------------

INTEREST EXPENSE:
    Deposits                                                                       4,048               4,650
    Federal Home Loan Bank advances                                                   82                 253
    Short-term borrowings                                                            300                 878
    Long-term borrowings                                                             220                 324
                                                                         ----------------   -----------------
        Total interest expense                                                     4,650               6,105
                                                                         ----------------   -----------------

Net interest income                                                                2,565               2,268
Provision for loan losses                                                            139                 185
                                                                         ----------------   -----------------
Net interest income after provision for loan losses                                2,426               2,083
                                                                         ----------------   -----------------

OTHER INCOME (LOSS):
    Gain on sale of securities held for trading                                        1                 776
    Unrealized gain (loss) on securities held for trading                            (41)                750
    Unrealized loss on deposit hedges                                                (15)               (201)
    Gain on branch sale                                                                -               1,424
    Other                                                                            241                 239
                                                                         ----------------   -----------------
        Total other income                                                           186               2,988
                                                                         ----------------   -----------------

OTHER EXPENSE:
    Salaries and employee benefits                                                 1,206               1,228
    Premises and equipment expense                                                   322                 376
    FDIC insurance premiums                                                           14                  18
    Marketing                                                                         27                  48
    Computer services                                                                156                 162
    Consulting fees                                                                   66                  67
    Other                                                                            502                 318
                                                                         ----------------   -----------------
        Total other expenses                                                       2,293               2,217
                                                                         ----------------   -----------------

Income before tax provision & minority interest in
            Harrington Wealth Management, Inc. (HWM)                                 319               2,854
Income tax provision                                                                 162               1,114
                                                                         ----------------   -----------------
    Net income before minority interest in HWM                                       157               1,740
Minority interest in HWM                                                              21                  25
                                                                         ----------------   -----------------
    Net income before cumulative effect of accounting change                         178               1,765
Cumulative effect of adoption of SFAS 133, less
            applicable income tax benefit of $530                                      -                (829)
                                                                         ----------------   -----------------
    Net Income                                                            $          178     $           936
                                                                         ================   =================

BASIC EARNINGS PER SHARE OF COMMON STOCK:
    Income before cumulative effect                                       $         0.06     $          0.56
    Cumulative effect                                                                  -               (0.26)
                                                                         ----------------   -----------------
    Net income                                                            $         0.06     $          0.30
                                                                         ================   =================

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
    Income before cumulative effect                                       $         0.06     $          0.56
    Cumulative effect                                                                  -               (0.26)
                                                                         ----------------   -----------------
    Net income                                                            $         0.06     $          0.30
                                                                         ================   =================

See notes to unaudited consolidated financial statements.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                      THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30
                                                                                            ----------------------------------
                                                                                                  2001                 2000
                                                                                            ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                               $          178      $           936
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses                                                                       139                  185
        Depreciation                                                                                    149                  189
        Premium and discount amortization of securities, net                                             15                   (3)
        Loss (gain) on sale of securities held for trading                                               (1)                (776)
        Unrealized loss (gain) on securities held for trading                                            41                 (750)
        Effect of minority interest                                                                     (21)                 (25)
        Proceeds from maturities of securities held for trading                                         285                1,784
        Proceeds from sale of securities held for trading                                                 1               25,967
        Net increase in other assets and liabilities                                                    203                  201
                                                                                            ----------------    -----------------
            Net cash provided by operating activities                                                   989               27,708
                                                                                            ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of securities available for sale                                                            -              (52,322)
    Proceeds from maturities of securities held to maturity                                               2                    2
    Proceeds from maturities of securities available for sale                                         5,174                3,844
    Proceeds from sale of securities available for sale                                                   -               36,095
    Change in loans receivable, net                                                                   3,351              (18,632)
    Purchases of premises and equipment                                                                 (43)                 (12)
    Proceeds from sale of fixed assets at sold branches                                                   -                  255
                                                                                            ----------------    -----------------
            Net cash provided by (used in) investing activities                                       8,484              (30,770)
                                                                                            ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                                             (19,850)                (832)
    Deposits sold as part of branch sale                                                                  -              (43,524)
    Increase (decrease) in securities sold under agreements to repurchase                            (5,204)               3,926
    Proceeds from Federal Home Loan Bank advances                                                    27,000               90,000
    Principal repayments on Federal Home Loan Bank advances                                         (14,000)             (60,000)
    Proceeds from issuance of treasury stock                                                             67                   56
    Dividends paid on common stock                                                                      (94)                 (95)
                                                                                            ----------------    -----------------
            Net cash used in financing activities                                                   (12,081)             (10,469)
                                                                                            ----------------    -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                                                 (2,608)             (13,531)
Beginning of period                                                                                  10,663               24,321
                                                                                            ----------------    -----------------
End of period                                                                                $        8,055      $        10,790
                                                                                            ================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                                   $        4,415      $         6,061
    Cash paid for income taxes                                                               $          216      $             5

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

        On May 31, 2001, the Company announced that Hasten Bancshares, the holding company for First National Bank & Trust, ("Hasten") would acquire all of the outstanding shares of the Company's common stock for $12.4916 per share at closing. The aggregate purchase price for all shares is approximately $40 million. The acquisition is expected to close during the first quarter of calendar year 2002. The Board of Directors of the Company approved the merger agreement at a special meeting on May 29, 2001 and the stockholders of the Company approved the merger agreement at a special meeting of stockholders on August 28, 2001. The sale of the Company to Hastens is dependent on receiving appropriate regulatory approvals, and the sale of certain portions of the Company, as defined in the agreement. Pursuant to the agreement, the Company is required to sell the Kansas operations to Los Padres Bank, the North Carolina operations to Community First Financial Group, Inc. and its interest in Harrington Wealth Management ("HWM") to Los Padres Bank. On November 3, 2001, the Company consummated the sale of its Kansas operations and its interest in HWM to Los Padres Bank.

        EARNINGS PER SHARE

        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Accounting Standards (SFAS) No. 128:

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        --------------------------------
                                                                              2001             2000
                                                                        ---------------  ---------------
BASIC EARNINGS PER SHARE:
    Weighted average common shares                                           3,132,213        3,156,689
                                                                             =========        =========

DILUTED EARNINGS PER SHARE:
    Weighted average common shares                                           3,132,213        3,156,689
    Dilutive effect of stock options                                            67,106            1,991
                                                                             ---------        ---------
    Weighted average common and incremental shares                           3,199,319        3,158,680
                                                                             =========        =========

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

        The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending June 30, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2001.

        In February 1999, the Company formed HWM. HWM is a strategic alliance between the Bank (51% owner) and Los Padres Bank (49% owner), a federally chartered savings bank located in California. HWM provides trust and investment management services for individuals and institutions. The accompanying unaudited consolidated balance sheets include 100 percent of the assets and liabilities of HWM and the ownership of Los Padres Bank is recorded as "Minority interest." The results of operations for the three months ended September 30, 2001 and 2000 include 100 percent of the revenues and expenses of HWM, and the ownership of Los Padres Bank is recorded as "Minority interest" net of taxes. (See Note 1 for a discussion of the sale of the Bank's 51% interest in HWM to Los Padres Bank.)

        Reclassifications of certain amounts in the fiscal year 2001 consolidated financial statements have been made to conform to the fiscal year 2002 presentation.

3.      COMPREHENSIVE INCOME

        The following is a summary of the Company's total comprehensive income
        (loss) for the interim three month periods ended September 30, 2001 and 2000 under SFAS No. 130:

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                        ---------------------------
                                                                            2001            2000
                                                                        ------------    -----------
                                                                           (DOLLARS IN THOUSANDS)
Net income                                                               $      178      $     936
                                                                        ------------    -----------
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on deposit related
    hedges and investment securities                                         (2,154)          (214)

  SFAS 133 transition adjustment net of income tax                                -          3,837
  Add: reclassification adjustment for losses
    realized in net income                                                        -            112
  Less: reclassification to earnings from OCI in
    accordance with SFAS 133                                                      -         (1,477)
                                                                        ------------    -----------
    Other comprehensive income                                               (2,154)         2,231
                                                                        ------------    -----------
Comprehensive income (loss)                                              $  (1,976)      $   3,167
                                                                        ============    ===========

4.      ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
        133), on July 1, 2000. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect adjustment of $829,000 loss in the consolidated statement of operations to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities. Additionally, the Company recorded a cumulative-effect adjustment of $3.8 million, net of tax, in accumulated other comprehensive income
        (OCI) to recognize the fair value of all derivatives that are designated as cash flow hedges.

        The Company, upon its adoption of SFAS 133, reclassified $3.8 million of held-to-maturity debt securities to the available-for-sale classification. Such reclassifications were made so that those debt securities would be eligible to be designated as hedged items in the future as either fair-value or cash-flow hedges. This reclassification resulted in a cumulative-effect adjustment of $11,000, net of tax, loss in OCI. Under the provisions of SFAS 133, such reclassification does not call into question the Company's intent to hold current or future debt securities to their maturity.

        During the three months ended September 30, 2000, the Company, using proceeds from the sale of $40.0 million of GNMA adjustable rate mortgage securities, extinguished $40.5 million of securities sold under agreements to repurchase and $11.8 million of certificates of deposit. As a result of the extinguishment of short-term liabilities, the hedged transactions were deemed by management to be extinguished. In accordance with SFAS 133, the Company reclassified $1.5 million from OCI to earnings.

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

        The Company will discontinue hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; when the derivative expires or is sold, terminated, or exercised; when the derivative is redesignated as a hedge instrument, because it is probable that the forecasted transaction will not occur; or management determines that designation of the derivative as a hedge instrument is no longer appropriate.

        When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in OCI will be recognized immediately in earnings. When the hedged forecasted transaction is no longer probable, but is reasonably possible, the accumulated gain or loss remains in OCI and will be recognized when the transaction affects earnings; however, prospective hedge accounting for this transaction is terminated. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with the changes in its fair value recognized in current-period earnings.

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

6.      NEW ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No 142. ("SFAS 142"), "Goodwill and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," was issued in June 2001 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October, 2001 and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

        At September 30, 2001, the Company's total assets amounted to $397.5 million, as compared to $408.0 million at June 30, 2001. The $10.5 million or 2.6% decrease in total assets during the three months ended September 30, 2001 was primarily the result of a $4.9 million decrease in securities available for sale, a $3.6 million decrease in net loans receivable, a $2.6 million decrease in cash and cash equivalents, and a $0.3 million decrease in securities held for trading, which were partially offset with a $1.0 million increase in other assets. The decreases in securities available for sale and held for trading is a result of the Company's reduction in the overall size of its investment portfolio to allow for growth of loans and to reduce earnings volatility from mark to market accounting. The decrease in net loans receivable was due primarily to an $8.1 million decrease in mortgage loans due to increased refinancings, which was partially offset by a $4.7 million increase in consumer loans.

        The Company's total liabilities declined from $388.5 million at June 30, 2001 to $380.0 million at September 30, 2001. The $8.6 million or 2.2% decrease in total liabilities during the three months ended September 30, 2001, was primarily the result of a $19.9 million decrease in deposits and a $5.2 million decrease in securities sold under agreements to repurchase, which was partially offset by a $13.0 million increase in Federal Home Loan Bank advances during the period.

        Minority interest decreased by $18,000 from June 30, 2001 to $747,000 at September 30, 2001. The financial statements as of and for the three month period ended September 30, 2001 include all of the assets, liabilities, and results of operations for HWM. The minority interest represents the portion of the assets, liabilities, and results of operations attributable to the ownership interest of Los Padres Bank. (See Note 1 for a discussion of the Bank's sale of the Bank's 51% interest in HWM to Los Padres Bank.)

        At September 30, 2001, the Company's stockholders' equity amounted to $16.7 million, as compared to $18.7 million at June 30, 2001. The 10.7% decrease in stockholders' equity was primarily due to the $2.2 million unrealized losses on deposit related hedges and securities available for sale net of income tax and cash dividends paid of $94,000 which were partially offset by the $178,000 of net income recognized during the three month period and $67,000 due to the issuance of treasury stock. At September 30, 2001, the Bank's Tier 1 core capital amounted to $29.7 million or 7.5% of adjusted total assets, which exceeded the minimum 4.0% requirement by $13.8 million. Additionally, as of such date, the Bank's risk-based capital totaled $31.9 million or 11.6% of total risk-adjusted assets, which exceeded the minimum 8.0% requirement by $9.9 million.

RESULTS OF OPERATIONS

        GENERAL. The Company reported income of $178,000 or $0.06 per share during the three months ended September 30, 2001, as compared to income of $936,000 or $0.30 per share during the prior comparable period. The $758,000 decrease in earnings during the three months ended September 30, 2001, as compared to the same period in the prior year, was primarily due to a $1.4 million decrease in realized and unrealized net gains on securities held for trading and deposit related hedges and a $1.4 million gain on the sale of deposits and certain assets of two branch banking locations recognized in the prior year. These decreases were partially offset by a $343,000 increase in net interest income after provision for loan losses, a decrease in the Company's income tax provision of $952,000 and an $829,000 loss net of tax due to the adoption of SFAS 133 that was recognized in the prior year.

        SELECTED FINANCIAL RATIOS. The following schedule shows selected financial ratios for the three months ended September 30, 2001 and 2000.

                                                                                          AT OR FOR THE
                                                                                        THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                     ------------------------
                                                                                        2001         2000
                                                                                     ----------    ----------
Return on average assets                                                                 0.18%         0.83%
Return on average equity                                                                 3.90%        19.83%
Interest rate spread (1)                                                                 2.38%         1.96%
Net interest margin (2)                                                                  2.60%         2.08%
Operating expenses to average assets                                                     2.28%         1.96%
Efficiency ratio (3)                                                                    85.98%        95.48%
Non-performing assets to total assets                                                    0.96%         0.16%
Loan loss reserves to non-performing loans                                              61.70%       515.36%

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

        INTEREST INCOME. Interest income decreased by $1.2 million or 13.8% during the three months ended September 30, 2001, as compared to the same period in the prior year. This decrease was primarily due to a $1.5 million decrease in interest income from the investment portfolio and an $86,000 decrease in interest income on deposits and dividends on Federal Home Loan Bank stock, which were partially offset by a $442,000 increase in interest income from the Company's loan portfolio. The decrease in interest income from the Company's investment portfolio was a result of an $87.2 million decrease in the level of the average investment portfolio which was partially offset by a 28 basis point increase in the interest yield earned. The Company substantially reduced the investment portfolio to allow for the growth of loans and to reduce earnings volatility from mark-to-market accounting. The increase in interest income on the loan portfolio was a direct result of the $45.3 million increase in the level of the average loan portfolio which was partially offset by a 96 basis point decrease in the interest yield earned. The net increase in the average balance on the Company's loan portfolio is primarily due to the origination of business loans through its commercial loan division.

        INTEREST EXPENSE. Interest expense decreased by $1.5 million during the three months ended September 30, 2001, as compared to the same period in the prior year. This decrease was primarily due to a $52.3 million decrease in the level of average interest-bearing liabilities and a 69 basis point decrease in the cost of interest-bearing liabilities.

        NET INTEREST INCOME. Net interest income increased by $297,000 or 13.1% during the three months ended September 30, 2001, as compared to the same period in the prior year. The net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2001 was 2.60%, as compared to 2.08% for the three months ended September 30, 2000.

        PROVISION FOR LOAN LOSSES. During the three months ended September 30, 2001, the Company increased the general allowance for loan losses by $139,000. Delinquencies and loan write-offs continue to be minimal, although the Company's non-performing assets have increased due to slowing economic conditions. At September 30, 2001, the Company's non-performing assets amounted to $3,796,000 as compared to $2,623,000 as of June 30, 2001 and $678,000 as of September 30, 2000. During the three months ended September 30, 2000, the Company increased the general allowance for loan losses by $185,000 in response to the continued loan growth.

        OTHER INCOME (LOSS). Total other income (loss) amounted to $186,000 during the three months ended September 30, 2001, as compared to $3.0 million during the respective period in the prior year. Other income (loss) principally represents the net market value gain or loss (realized or unrealized) on securities held for trading, offset by the net market value gain or loss (realized or unrealized) on interest rate contracts used for hedging such securities. Management's goal is to attempt to offset any change in the fair value of its securities portfolio with the change in the fair value of the interest rate risk management contracts and mortgage-backed derivative securities utilized by the Company to hedge its interest rate exposure. In addition, management attempts to produce a positive hedged excess return (i.e. total return, which includes interest income plus realized and unrealized net gains/losses on investments minus the one month LIBOR funding cost for the period) on the investment portfolio using option-adjusted pricing analysis.

        During the three months ended September 30, 2001, the Company recognized $1,000 of realized gains on the sale of securities held for trading and $41,000 of unrealized losses on securities and hedges held for trading.

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

        OTHER EXPENSE. Total other expense amounted to $2.3 million during the three months ended September 30, 2001, as compared to $2.2 million during the respective period in the prior year. The increase in total other expense was primarily due to professional fees related to the pending merger with Hasten Bancshares (see Note 1).

        INCOME TAX PROVISION (BENEFIT). The Company recorded an income tax provision of $162,000 during the three months ended September 30, 2001, as compared to a provision of $1.1 million during the respective period in the prior year. During the three months ended September 30, 2001, the Company's effective tax rate amounted to 50.8% as compared to 39.0% during the same period in fiscal year 2001. The increase in the effective tax rate is due to non-deductible merger-related expenses recorded during the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2001, the Bank's average "liquid" assets totaled approximately $19.2 million. At September 30, 2001, the Company's total approved originated loan commitments outstanding amounted to $11.8 million, and the unused lines of credit outstanding totaled $31.1 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $132.8 million. The Company believes that it has adequate resources to fund ongoing commitments such as investment security and loan purchases as well as deposit account withdrawals and loan commitments.

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

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                COMMUNITY BANKING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                       NORTH
                                                                           INDIANA        KANSAS      CAROLINA     INVESTMENTS
                                                                         ----------     ---------    ----------    ------------
Net interest income (expense) (1)                                         $   1,533     $     448    $      240    $        546
Provision for loan losses                                                       244          (120)           15               -
                                                                         ----------     ---------    ----------    ------------
Net interest income (expense) after provision
    for loan losses                                                           1,289           568           225             546

Other operating income                                                          137            26             7               1
Depreciation expense                                                             49            11            14               -
Other operating expense                                                       1,020           307           279             209
                                                                         ----------     ---------    ----------    ------------
Core banking income (loss) before taxes                                         357           276           (61)            338

Realized and unrealized gain (loss) on securities,
  net of hedging                                                                  -             -             -             (55)
Other gains (losses)                                                              4             1             -              10
                                                                         ----------     ---------    ----------    ------------
Income (loss) before income taxes                                               361           277           (61)            293
Applicable income taxes                                                         126            59           (25)            121
                                                                         ----------     ---------    ----------    ------------
Net income (loss) before minority interest                                      235           218           (36)            172

Minority interest, net of taxes                                                   -             -             -               -
                                                                         ----------     ---------    ----------    ------------
Net income (loss)                                                        $      235     $     218    $      (36)   $        172
                                                                         ==========     =========    ==========    ============

Identifiable assets                                                      $  228,740     $  65,406    $   38,350    $     59,561
                                                                         ==========     =========    ==========    ============

                                                                            HWM         OTHER          TOTAL
                                                                         ---------    ---------      ----------
Net interest income (expense) (1)                                        $      17    $    (219)     $    2,565
Provision for loan losses                                                        -            -             139
                                                                         ---------    ---------      ----------
Net interest income (expense) after provision
    for loan losses                                                             17         (219)          2,426

Other operating income                                                          69            1             241
Depreciation expense                                                             1           74             149
Other operating expense                                                        137          192           2,144
                                                                         ---------    ---------      ----------
Core banking income (loss) before taxes                                        (52)        (484)            374

Realized and unrealized gain (loss) on securities,
  net of hedging                                                                 -            -             (55)
Other gains (losses)                                                           (18)           3               -
                                                                         ---------    ---------      ----------
Income (loss) before income taxes                                              (70)        (481)            319
Applicable income taxes                                                        (28)         (91)            162
                                                                         ---------    ---------      ----------
Net income (loss) before minority interest                                     (42)        (390)            157

Minority interest, net of taxes                                                  -           21              21
                                                                         ---------    ---------      ----------
Net income (loss)                                                        $     (42)   $    (369)     $      178
                                                                         =========    =========      ==========

Identifiable assets                                                      $   1,616    $   3,792      $  397,465
                                                                         =========    =========      ==========

(1) Interest income is presented net of interest expense.

                 HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY
                                COMMUNITY BANKING
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)





                                                                                                       NORTH
                                                                         INDIANA         KANSAS       CAROLINA     INVESTMENTS
                                                                       ------------    ----------   -----------    ------------
Net interest income (expense) (1)                                      $      1,222    $      592   $       228    $        386
Provision for loan losses                                                        85            74            26               -
                                                                       ------------    ----------   -----------    ------------
Net interest income (expense) after provision
    for loan losses                                                           1,137           518           202             386

Other operating income                                                          147            25             4              11
Depreciation expense                                                             74            15            15               1
Other operating expense                                                       1,052           298           238             207
                                                                       ------------    ----------   -----------    ------------
Core banking income (loss) before taxes                                         158           230           (47)            189

Realized and unrealized gain (loss) on securities,
  net of hedging                                                                  -             -             -           1,325
Other gains (losses)                                                              5             1             -              10
                                                                       ------------    ----------   -----------    ------------
Income (loss) before income taxes                                               163           231           (47)          1,524
Applicable income taxes                                                          65            92           (19)            599
                                                                       ------------    ----------   -----------    ------------
Net income (loss) before minority interest                                       98           139           (28)            925

Minority interest, net of taxes                                                   -             -             -               -
                                                                       ------------    ----------   -----------    ------------
Net income (loss) before FAS 133
      transition adjustment                                                      98           139           (28)            925
FAS 133 transition adjustment, net of
      income tax benefit                                                          -             -             -            (829)
                                                                       ------------    ----------   -----------    ------------
Net income (loss)                                                      $         98    $      139   $       (28)   $         96
                                                                       ============    ==========   ===========    ============

Identifiable assets                                                    $    133,618    $   57,977   $    21,703    $    122,966
                                                                       ============    ==========   ===========    ============


                                                                          HWM         OTHER          TOTAL
                                                                       ---------   ----------     -----------
Net interest income (expense) (1)                                      $      13   $     (173)    $     2,268
Provision for loan losses                                                      -            -             185
                                                                       ---------   ----------     -----------
Net interest income (expense) after provision
    for loan losses                                                           13         (173)          2,083

Other operating income                                                        18           34             239
Depreciation expense                                                           1           83             189
Other operating expense                                                       45          188           2,028
                                                                       ---------   ----------     -----------
Core banking income (loss) before taxes                                      (15)        (410)            105

Realized and unrealized gain (loss) on securities,
  net of hedging                                                               -            -           1,325
Other gains (losses)                                                          (6)       1,414           1,424
                                                                       ---------   ----------     -----------
Income (loss) before income taxes                                            (21)       1,004           2,854
Applicable income taxes                                                       (8)         385           1,114
                                                                       ---------   ----------     -----------
Net income (loss) before minority interest                                   (13)         619           1,740

Minority interest, net of taxes                                                -           25              25
                                                                       ---------   ----------     -----------
Net income (loss) before FAS 133
      transition adjustment                                                  (13)         644           1,765
FAS 133 transition adjustment, net of
      income tax benefit                                                       -            -            (829)
                                                                       ---------   ----------     -----------
Net income (loss)                                                      $     (13)  $      644     $       936
                                                                       =========   ==========     ===========

Identifiable assets                                                    $   1,727   $   85,408     $   423,399
                                                                       =========   ==========     ===========

(1) Interest income is presented net of interest expense.

HARRINGTON FINANCIAL GROUP, INC. AND SUBSIDIARY

COMMUNITY BANKING
THREE MONTHS ENDED SEPTEMBER 30, 1999 (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         INDIANA          KANSAS      INVESTMENTS       OTHER
Net interest income (expense) (1)                                      $        878    $      (31)    $     1,432    $     (296)
Provision for loan losses                                                        45            53               -            19
                                                                       ------------    ----------     -----------    ----------
Net interest income (expense) after provision
  for loan losses                                                               833           (84)          1,432          (315)

Other operating income                                                          112             8               1            19
Depreciation expense                                                            133            23              12            25
Other operating expense                                                       1,269           352             213           494
                                                                       ------------    ----------     -----------    ----------

CORE BANKING INCOME (LOSS) BEFORE TAXES                                        (457)         (451)          1,208          (815)

Realized and unrealized gain (loss) on securities,
  net of hedging                                                                  -             -          (2,048)            6
                                                                       ------------    ----------     -----------    ----------
Income (loss) before income taxes                                              (457)         (451)           (840)         (809)
Applicable income taxes                                                        (178)         (175)           (327)         (317)
                                                                       ------------    ----------     -----------    ----------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                                                     (279)         (276)           (513)         (492)
  Minority interest, net of taxes                                                 -             -               -            29
                                                                       ------------    ----------     -----------    ----------

NET INCOME (LOSS)                                                      $       (279)   $     (276)    $      (513)   $     (463)
                                                                       ============    ==========     ===========    ==========
Identifiable assets                                                    $    220,555    $   47,180     $   217,884    $   12,603
                                                                       ============    ==========     ===========    ==========

                                                                          TOTAL
Net interest income (expense) (1)                                      $     1,983
Provision for loan losses                                                      117
                                                                       -----------
Net interest income (expense) after provision
  for loan losses                                                            1,866

Other operating income                                                         140
Depreciation expense                                                           193
Other operating expense                                                      2,328
                                                                       -----------

CORE BANKING INCOME (LOSS) BEFORE TAXES                                       (515)

Realized and unrealized gain (loss) on securities,
  net of hedging                                                            (2,042)
                                                                       -----------
Income (loss) before income taxes                                           (2,557)
Applicable income taxes                                                       (997)
                                                                       -----------

NET INCOME (LOSS) BEFORE MINORITY
  INTEREST                                                                  (1,560)
  Minority interest, net of taxes                                               29
                                                                       -----------

NET INCOME (LOSS)                                                      $    (1,531)
                                                                       ===========
Identifiable assets                                                    $   498,222
                                                                       ===========

(1) Interest income is presented net of interest expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

        The following table sets forth at September 30, 2001, the estimated sensitivity of the Bank's MVPE and NPV ratios to parallel yield curve shifts using the Company's internal market value calculation. The Company actively manages the interest rate risk of the balance sheet and investment portfolio by dynamically rebalancing the hedges on a frequent basis. This rebalancing is undertaken to further reduce the interest rate risk for large rate changes. Since the following analysis is based on instantaneous changes in rates, the benefits of the dynamic rebalancing process on interest rate risk reduction are, therefore, not reflected in this analysis.

        The table set forth below does not purport to show the impact of interest rate changes on the Company's equity under generally accepted accounting principles. Market value changes only impact the Company's income statement or the balance sheet (1) to the extent the affected instruments are marked to market and (2) over the life of the instruments as an impact on recorded yields.

                            CHANGE IN INTEREST RATES
                              (IN BASIS POINTS)(1)
                             (DOLLARS IN THOUSANDS)

                                                -300        -200       -100         -        +100        +200         +300
                                             ---------   --------    -------      ------  --------    --------      -------
Market value gain (loss) of assets           $   5,621   $  6,877    $ 4,815      $    -  $ (7,222)   $(16,156)    $(25,522)
Market value gain (loss) of liabilities        (17,202)   (11,567)    (5,785)          -     5,888      11,965       18,256
                                             ---------   --------    -------      ------  --------    --------      -------
Market value gain (loss) of net assets
    before interest rate contracts             (11,581)    (4,690)      (970)          -    (1,334)     (4,191)      (7,266)

Pre-tax market value gain (loss) of
    interest rate contracts                        (27)       (17)        (8)          -         7          11           14
                                             ---------   --------    -------      ------  --------    --------      -------

Total change in MVPE(2) (Model)              $ (11,608)  $ (4,707)   $  (978)     $    -  $ (1,327)   $ (4,180)     $(7,252)
                                             =========   ========    =======      ======  ========    ========      =======

NPV post shock ratio                               4.7%       6.4%       7.4%       7.7%       7.5%        6.9%         6.3%
                                                   ===        ===        ===        ===        ===         ===          ===

Change in MVPE as a percent of:
    MVPE (2) (Model)                            (37.7)%    (15.3)%     (3.2)%          -     (4.3)%     (13.6)%      (23.6)%


     Total assets of the Bank                    (3.0)%     (1.2)%     (0.3)%          -     (0.3)%      (1.1)%       (1.9)%

Change in NPV post shock ratio                   (3.0)%     (1.3)%     (0.3)%          -     (0.2)%      (0.8)%       (1.4)%

(1) Assumes an instantaneous parallel change in interest rates at all maturities.
(2)     Based on the Bank's pre-tax MVPE of $30.8 million at September 30, 2001.

                                     PART II

                                OTHER INFORMATION

Item 1.         Legal Proceedings

                Neither the Company nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.         Changes in Securities

                None.

Item 3.         Defaults Upon Senior Securities

                Not applicable.

Item 4.         Submission of Matters to a Vote of Security-Holders

                A special meeting of the stockholders of the Company was held on August 29, 2001 at which the stockholders voted on a proposal to approve and adopt the Agreement and Plan of Merger dated as of May 30, 2001, by and among the Company, Hasten Bancshares ("Hasten"), Al Acquisition Corp. ("Acquisition") and Douglas T. Breeden, pursuant to which (i) Acquisition will merge with and into the Company with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Hasten and (ii) each share of the Company's common stock outstanding at the time of the merger would be converted into the right to receive an amount of cash equal to $12.4916. 2,557,728 votes were case in favor of the merger proposal, 500 votes were cast against again it. No stockholders abstained from voting on the merger. There were 571,442 non-votes.

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K

                a)      Exhibits

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

                b)      No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HARRINGTON FINANCIAL GROUP, INC.




Date: November 9, 2001                By: /s/ Craig J. Cerny
                                          --------------------------------------

                                          Craig J. Cerny
                                          President and Chief Executive Officer



Date: November 9, 2001                By: /s/ John E. Fleener
                                          --------------------------------------

                                          John E. Fleener
                                          Chief Financial Officer