Form 10-K/A
period 2001-06-30
HARRINGTON FINANCIAL GROUP INC
filed 2001-11-19
CIK 934203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

     X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-27940

HARRINGTON FINANCIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Indiana	48-1050267

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

722 East Main Street, P. O. Box 968 Richmond, Indiana	47375

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (765) 962-8531

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.125 per share)

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of September 20, 2001, the aggregate value of the 930,700 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 2,089,070 shares held by all directors and executive officers of the Registrant as a group, was approximately $11.2 million. This figure is based on the last known trade price of $12.00 per share of the Registrant’s Common Stock on September 20, 2001.

Number of shares of Common Stock outstanding as of September 20, 2001: 3,137,670.

     This Amendment No. 1 to the 10-K for year ended June 30, 2001 is being filed because the initial filing incorrectly reflected that disclosure with respect to delinquent filers as required pursuant to Item 405 of Regulation S-K was not contained in the filing. This filing is hereby amended to correctly indicate that disclosure with respect to delinquent filers as required pursuant to Item 405 of Regulation S-K is contained in the initial filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRINGTON FINANCIAL GROUP, INC.

By: /s/ Craig J. Cerny Craig J. Cerny President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Craig J. Cerny Craig J. Cerny President (Principal Executive Officer) and Chief Executive Officer	November 19, 2001

/s/ John E. Fleener John E. Fleener Chief Financial Officer	November 19, 2001

/s/ Douglas T. Breeden Douglas T. Breeden Chairman of the Board	November 19, 2001

/s/ Russell Breeden III Russell Breeden III Director	November 19, 2001

/s/ Michael J. Giarla Michael J. Giarla Director	November 19, 2001

/s/ Sharon E. Fankhauser Sharon E. Fankhauser Director	November 19, 2001

/s/ David F. Harper David F. Harper Director	November 19, 2001

/s/ Stanley J. Kon Stanley J. Kon Director	November 19, 2001

/s/ John J. McConnell John J. McConnell Director	November 19, 2001